Form 10-Q
period 2022-09-30
LIMEADE, INC
filed 2022-11-14
CIK 1381507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _ to _

Commission file number 001-04321
Limeade, Inc.
(Exact name of registrant as specified in its charter)

Washington		06-1771116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

10885 NE 4th Street Suite #400
Bellevue	WA	98004
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (888) 830-9830
Securities to be registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 10, 2022, the registrant had 256,581,569 outstanding of shares of common stock, no par value, including shares underlying all issued and outstanding Chess Depository Interests (“CDI”).

Item 1. Financial Statements
Limeade, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except shares and per share data)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$1,730	$13,939
Accounts receivable, net of allowance for doubtful accounts of $71 and $93, respectively	13,317	8,709
Capitalized sales commissions	355	271
Prepaid expenses and other current assets	6,196	5,433
Total current assets	21,598	28,352
Property and equipment, net	353	441
Capitalized software development costs, net	12,600	8,895
Capitalized sales commissions, net of current portion	439	399
Operating lease right-of-use assets	1,585	2,638
Goodwill	8,562	8,562
Intangible assets, net	3,104	3,926
Other non-current assets	338	327
Total assets	$48,579	$53,540

Liabilities and stockholders' equity
Current liabilities
Trade payables	$3,561	$2,058
Accrued expenses and other current liabilities	11,000	10,703
Operating lease liabilities	1,545	1,531
Deferred revenue	14,978	13,528
Customer deposits	4,186	2,578
Acquisition earnout liability	—	110
Total current liabilities	35,270	30,508
Operating lease liabilities, net of current portion	210	1,363
Revolving Credit Facility	2,450	—
Acquisition earnout liability, net of current portion	—	790
Deferred tax liability	28	10
Total liabilities	37,958	32,671
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock (no par value, 10,000,000 shares authorized, zero shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Common stock (no par value, 550,000,000 shares authorized, 256,687,318 and 253,621,067 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively)	—	—
Additional paid-in capital	72,266	70,241
Accumulated other comprehensive income	188	35
Accumulated deficit	(61,833)	(49,407)
Total stockholders' equity	10,621	20,869
Total liabilities and stockholders' equity	$48,579	$53,540
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Limeade, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except shares and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription services	$14,024	$13,464	$39,742	$38,611
Other	428	601	1,361	2,320
Total revenue	14,452	14,065	41,103	40,931
Cost of revenue	4,246	3,859	12,945	10,855
Gross profit	10,206	10,206	28,158	30,076
Operating expenses:
Sales and marketing	3,704	4,788	13,474	12,839
Research and development	5,170	5,579	17,386	14,925
General and administrative	3,492	3,196	10,413	8,806
Total operating expenses	12,366	13,563	41,273	36,570
Loss from operations	(2,160)	(3,357)	(13,115)	(6,494)
Other income (expense), net	823	(64)	803	(92)
Loss before income taxes	(1,337)	(3,421)	(12,312)	(6,586)
Income tax benefit (expense)	(31)	(1)	(114)	(18)
Net loss	$(1,368)	$(3,422)	$(12,426)	$(6,604)
Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.01)	$(0.05)	$(0.03)
Weighted-average shares of common stock outstanding, basic and diluted	255,626,349	250,913,640	254,793,050	249,781,906
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Limeade, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(1,368)	$(3,422)	$(12,426)	$(6,604)
Other comprehensive income:
Foreign currency translation adjustments	139	98	153	149
Total comprehensive loss	$(1,229)	$(3,324)	$(12,273)	$(6,455)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Limeade, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,426)	$(6,604)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	2,246	1,411
Stock-based compensation	1,956	1,567
Non-cash operating lease expense	1,053	(407)
Amortization of capitalized sales commissions	223	—
Change in fair value of acquisition earnout liability	(900)	—
Foreign currency transactions	(33)	(24)
Changes in operating assets and liabilities
Accounts receivable	(4,608)	(2,272)
Prepaid expenses and other current assets	(763)	(1,513)
Capitalized sales commission	(346)	—
Other non-current assets	7	(185)
Trade payables	1,501	(1,120)
Accrued expenses and other current liabilities	513	312
Deferred revenue	1,450	1,137
Customer deposits	1,609	1,426
Operating lease liabilities	(1,140)	891
Net cash used in operating activities	(9,658)	(5,381)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(4,894)	(2,333)
Purchases of property and equipment	(152)	(84)
Cash paid for TINYpulse acquisition	—	(9,092)
Net cash used in investing activities	(5,046)	(11,509)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	2,500	—
Repayments under revolving credit facility	(50)	—
Proceeds from exercise of stock options	69	521
Net cash provided by financing activities	2,519	521
Foreign currency effect on cash and cash equivalents	(24)	(23)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(12,209)	(16,392)
CASH AND CASH EQUIVALENTS
Beginning of period	13,939	31,497
End of period	$1,730	$15,106
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$16	$1
Cash paid for taxes	$15	$18
NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Property and equipment included in accounts payable	$—	$5
Fair value of acquisition earnout liability	$—	$900
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Limeade, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except shares)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Common Stock
	Shares	Amount
BALANCE, June 30, 2021	250,524,860	$—	$68,947	$(42,624)	$(162)	$26,161
Exercise of stock options and release of restricted stock units	1,146,362	—	154	—	—	154
Stock-based compensation	—	—	573	—	—	573
Gain on translation adjustments	—	—	—	—	98	98
Net loss	—	—	—	(3,422)	—	(3,422)
BALANCE, September 30, 2021	251,671,222	$—	$69,674	$(46,046)	$(64)	$23,564

BALANCE, June 30, 2022	254,783,557	$—	$71,513	$(60,465)	$49	$11,097
Exercise of stock options and release of restricted stock units	1,903,761	—	3	—	—	3
Stock-based compensation	—	—	750	—	—	750
Gain on translation adjustments	—	—	—	—	139	139
Net loss	—	—		(1,368)	—	(1,368)
BALANCE, September 30, 2022	256,687,318	$—	$72,266	$(61,833)	$188	$10,621

Limeade, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except shares)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
BALANCE, December 31, 2020	247,420,156	$—	$67,586	$(39,442)	$(213)	$27,931
Exercise of stock options and release of restricted stock units	4,251,066	—	521	—	—	521
Stock-based compensation	—	—	1,567	—	—	1,567
Gain on translation adjustments	—	—	—	—	149	149
Net loss	—	—	—	(6,604)	—	(6,604)
BALANCE, September 30, 2021	251,671,222	$—	$69,674	$(46,046)	$(64)	$23,564

BALANCE, December 31, 2021	253,621,067	$—	$70,241	$(49,407)	$35	$20,869
Exercise of stock options and release of restricted stock units	3,066,251	—	69	—	—	69
Stock-based compensation	—	—	1,956	—	—	1,956
Gain on translation adjustments	—	—	—	—	153	153
Net loss	—	—		(12,426)	—	(12,426)
BALANCE, September 30, 2022	256,687,318	$—	$72,266	$(61,833)	$188	$10,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Limeade, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 – ORGANIZATION
Description of Business
Limeade, Inc. (the “Company” or “Limeade”) was incorporated in the state of Washington on February 23, 2006, and is headquartered in Bellevue, Washington. Limeade is an immersive employee well-being company that creates healthy employee experiences. By putting well-being at the heart of the employee experience, Limeade helps reduce burnout and turnover while increasing well-being and engagement — ultimately elevating business performance. The Company generates revenue through the sale of its software solutions to customers, which are provided via the cloud, under a subscription-based revenue model.
The Company has wholly owned subsidiaries in Canada, Germany, Vietnam, and a branch registered in Australia. These entities provide business development, software development, and support services.
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry and accordingly, can be affected by a variety of factors. Management believes that changes in several areas could have a significant negative effect on the Company in terms of the Company’s future financial position and results of operations or cash flows. These areas include changing demand for the Company’s products and services, reliance on key personnel including the ability to attract and retain qualified employees and key personnel, competition from other companies with greater financial, technical, and marketing resources, scaling and adaptation of existing technology and network infrastructure, management of the Company’s growth, and protection of the Company’s brand and intellectual property, among other things.
Liquidity
The Company has incurred net losses since inception and had an accumulated deficit of $61.8 million as of September 30, 2022 and $49.4 million as of December 31, 2021 The Company incurred a net loss of $1.4 million and $3.4 million during the three months ended September 30, 2022 and 2021, respectively and $12.4 million and $6.6 million during the nine months ended September 30, 2022 and 2021, respectively.
The Company had $1.7 million in cash and cash equivalents as of September 30, 2022. Management believes the Company’s existing cash and cash equivalents and borrowing capacity under its $15.0 million revolving credit facility (“Credit Facility”) will be sufficient to fund the Company’s operations for at least one year from the date these condensed consolidated financial statements are issued.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. These condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, include all adjustments of a normal recurring nature necessary to present fairly the Company’s consolidated financial position, results of operations and cash flows. The condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes included in the Company’s annual financial statements for the year ended December 31, 2021.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates include revenue recognition, allowances for doubtful accounts, useful lives of property and equipment and capitalized software development costs, assumptions used in stock-based compensation, measurement of the valuation allowance for deferred tax assets and estimates of fair value of acquired assets and liabilities. Actual results could differ from management’s estimates and assumptions.
The COVID-19 pandemic has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash accounts with financial institutions where, at times, deposits exceed federal insurance limits. The Company generally places its cash and cash equivalents with high-credit-quality counterparties and by policy, limits the amount deposited based on the Company’s analysis of the counterparty’s relative credit standing to manage credit risk with any one counterparty where deposits may exceed the Federal Deposit Insurance Corporation limits.

Credit risk with respect to accounts receivable is dispersed based on the number of the customers. There was one customer with more than 10% of total revenue for the three and nine months ended September 30, 2022 and 2021.

Segments

The Company operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the chief executive officer. The CODM assesses the performance of the Company and makes allocation decisions.

The Company’s long-lived assets are primarily located in the United States. Revenue by geographical region is included in Note 6.

Foreign Currency Translation

The Company’s consolidated financial statements are reported in U.S. dollars. The financial statements of the Company’s foreign subsidiaries with a functional currency other than U.S. dollars have been translated into U.S. dollars. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each period-end. Income statement amounts are translated at the average exchange rate during the period. Translation adjustments resulting from this process are included in other comprehensive income (loss).
Fair Value Measurements

U.S. GAAP has established a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs.
The three levels of inputs used to measure fair value are as follows:
Level 1 – Quoted prices in active markets for identical assets and liabilities
Level 2 – Observable inputs other than quoted prices included in Level 1
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts and are generally due within 30 to 75 days. The allowance for doubtful accounts reflects the Company’s best estimate of losses inherent in the gross accounts receivable balance. The Company considers accounts outstanding longer than the contractual payment terms as past due. The Company determines the allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations, and the condition of the general economy and industry as a whole. Accounts receivable ultimately deemed uncollectible are written off against their allowance in the period in which they are deemed uncollectible.
Accounts receivable include outstanding invoices issued to customers according to the terms of the Company’s contractual arrangements. The Company reviews accounts receivable regularly to determine if any receivable will be potentially uncollectible.
Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is reported on the Consolidated Statement of Operations within the operating expense category that benefits from the use of the asset. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Useful Life (Years)
Computer equipment and software	3 years
Furniture and equipment	3 - 5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Internally Developed Software

All costs related to the development of internal use software, other than those incurred during the application development stage, are expensed as incurred. Costs incurred during the application development stage are capitalized and amortized over the estimated useful life of the software, which is typically seven years. The estimated useful lives of internally developed software are reviewed frequently and adjusted as appropriate to reflect upcoming development activities that may include significant upgrades and/or enhancements to the existing functionality. Capitalized internally developed software costs are amortized on a straight-line basis over their expected economic lives. Amortization of these costs begins once the product is ready for its intended use. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.
The Company capitalized $1.8 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively and $4.9 million and $2.3 million of internally developed software costs for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense related to capitalized software was $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively and $1.2 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, and is included in Cost of revenue on the Consolidated Statement of Operations.
Goodwill, Intangible Assets, and Other Long-Lived Assets

The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized software development costs, operating lease right-of-use assets and acquired intangible assets. Acquired finite-lived intangible assets consist of acquired technology and customer relationships, which are amortized over their estimated useful lives. Amortization expense for these intangible assets is included in the Cost of revenue and Sales and marketing on the Consolidated Statement of Operations.

The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. Impairment testing is performed at the reporting unit level. Management has determined that there was no impairment of long-lived assets for the three and nine months ended September 30, 2022 and 2021.
Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition and is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. There was no impairment of goodwill recorded for the three and nine months ended September 30, 2022 and 2021.
Business Combinations

The Company accounts for business acquisitions using the acquisition method of accounting, which requires that the assets acquired, liabilities assumed, contractual contingencies and contingent consideration are recorded at the date of acquisition at their respective fair values. Goodwill is recorded when consideration paid in a purchase acquisition exceeds the fair value of the net assets acquired.
Revenue Recognition

The Company generates revenue from two primary sources: (1) software-as-a-service ("SaaS”) subscriptions (“subscription revenues”), and (2) add-on services (“other revenues”).
Revenue is recognized when promised goods and services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services by following a five-step process:
1.Identify a contract(s) with a customer
2.Identify the performance obligation in the contract
3.Determine the transaction price
4.Allocate the transaction price to the performance obligations in the contract
5.Recognize revenue when (or as) the Company satisfies a performance obligation
Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the products sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts.
The following describes the nature of the Company’s revenue and related revenue recognition policies.
Subscription Revenue
SaaS subscriptions provide customers with a right to access software hosted by the Company on the web, and services that include when-and-if-available updates and technical support; customers do not have a contractual right to take possession of the software. A substantial majority of our subscription arrangements contain a contractual term of three years, but majority allow customers to terminate for convenience at each annual contract anniversary without penalty. Effectively, our subscription arrangements are considered one-year contracts under revenue recognition standard. Subscription fees may be invoiced annually, quarterly, or monthly.
The nature of the SaaS subscription promise to the customer is to provide continuous access to the Company’s application platform. As such, our SaaS offerings are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. Customers are granted continuous access to the platform over the contractual period and accordingly revenue related to subscription fees is recognized on a straight-line basis over the subscription term, beginning when the customer first has access to the software.
The Company also sells third-party SaaS subscriptions such as health coaching and content subscription services, which are contracted for and billed to the customer by the Company. In these arrangements, the Company is considered the agent, and therefore, revenue is recognized net of costs charged by the third-party providers to the Company on a ratable basis over the subscription period.
Other Revenue
Other revenue includes services pertaining to (i) onsite client program managers which are billed based on the number of managers and the associated fees as stated in the contract and (ii) add-on services like biometric data collection, and onsite screenings which are usage-based and billed based on the number of participants. Revenue for the services are recognized as the services are rendered, or ratably over the contract period, depending on the service.
Remaining Performance Obligations
Remaining performance obligations represent contracted revenues that have not yet been recognized, which includes deferred revenue and amounts that will be invoiced and recognized as revenues in future periods. A substantial majority of our subscription arrangements contain a stated contract period of three years, with the customer’s right to terminate without penalty at each anniversary resulting in an effective contract period of one year. Services included in other revenue are billed a year in advance and revenue is recognized over the year. As such the Company has elected the practical expedient in ASC 606-10-50-14(a) to not disclose information about its remaining performance obligations.
Judgments and Estimates
The Company’s contracts require it to perform certain setup services so customers can access SaaS subscriptions. Setup services are combined with the Company’s subscription services, as the Company has determined that they are a fulfillment activity in these arrangements and are not a distinct service. If in future periods the nature of setup services changes and the services qualify as a separate performance obligations, some of the transaction price will need to be allocated and such amounts will be recognized earlier than in the Company’s current arrangements.
Judgment is also required to determine the SSP for each distinct performance obligation. The Company typically has more than one SSP for each of its products and services based on customer stratification, which is based on the size of the customer, their geographic region, and market segment. For SaaS subscriptions, SSP is generally determined using observable pricing in standalone sales and renewals. The Company evaluates contracts with customers that include options to purchase additional goods or services to determine whether the options give rise to a material right, which is a performance obligation. If a material right exists, the amount allocated from the transaction price is not recognized until the option is exercised or expires.
Finally, the Company’s contracts with customers generally include performance or service level guarantees, which obligate the Company to certain service performance deliverables such as minimum engagement rates, minimum scores on customer satisfaction surveys and web-site uptime requirements. These guarantees are treated as variable consideration, which reduces the total transaction price for individual contracts. The Company monitors compliance with performance guarantees throughout the duration of each contract and has a history of meeting contract performance guarantees.

Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company’s commission plans through to June 30, 2021 include substantive service conditions that need to be met before a commission associated with a contract (or group of contracts) is actually earned by the salesperson. In such cases, some or all of the sales commission may not be incremental costs incurred to obtain a contract with the customer since the costs were not actually incurred solely as a result of obtaining a contract with a customer. Rather the costs were incurred as a result of obtaining a contract with a customer and the salesperson providing ongoing services to the entity for a substantive period. In the second quarter of 2021, the substantive service conditions were removed from the commission plans. Accordingly, sales commissions paid for the acquisition of the initial subscription contract relating to sales made in the second half of 2021 were capitalized and will be amortized over the estimated customer life of 36 months.
Contract Assets
Contract assets represent the portion of the transaction price from a contract with a customer where control has transferred, but for which the company currently does not have the contractual right to invoice. The Company reduces the gross contract asset balance for any impairments identified based on its consideration of a combination of factors including past collection experience, credit quality of the customer, age of other receivables balances due from the customer and current economic conditions.
Deferred Revenue
Deferred revenue represents billings or payments received in advance of revenue recognition from subscription and other revenue. The Company generally invoices customers monthly, semi-annually, or annually in advance of providing services.
Customer Deposits
Customer deposits represents payments received in advance of revenue recognition from subscription and third-party services that are subject to cancellation and refund provisions.
Income Taxes
The Company accounts for income taxes under the asset and liability method. The Company’s deferred tax assets and liabilities are determined based on temporary differences between the financial reporting and income tax basis of assets and liabilities and are measured using the enacted tax rates expected to apply in the years when the differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company assesses its income tax positions and records income taxes based upon management’s evaluation of the facts, circumstances, and information available at the reporting date.
The Company determines whether its uncertain tax positions are more likely than not to be sustained upon examination based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company does not have any uncertain tax positions as of September 30, 2022 or December 31, 2021.
The Company recorded a provision (benefit) for incomes taxes of $0.03 million and $0.1 million for the three and nine months ended September 30, 2022, respectively and none and $0.02 million for the three and nine months ended September 30, 2021, respectively
A full valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to realize the Company’s tax loss carryforwards and other deferred tax assets. Current tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change, as defined by Section 382 of the Internal Revenue Code. Since the losses incurred are fully reserved by a valuation allowance, any limitation related to Section 382 will not have a material impact on the financial statement.

Stock-based Compensation
The Company accounts for stock-based payment awards made to employees and directors under Accounting Standards Codification ("ASC") Share-Based Payments ("ASC 718"), which requires measurement and recognition of compensation expense for all share-based payment awards based on fair value. The Company estimates the fair value of stock-based payment awards using the Black-Scholes option-pricing model. The Black-Scholes model incorporates various assumptions, including expected volatility, dividend yields, risk-free interest rates, weighted-average expected lives, and estimated forfeitures of options.
Under ASC 718, stock-based compensation expense is recognized based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. The Company recognizes compensation expense for all stock-based payment awards made to employees and directors using a straight-line method, generally over a service period of four years.
Stock-based compensation cost for restricted stock units (“RSUs”) is recognized on a straight-line basis in the Consolidated Statements of Operations over the period during which the participant is required to perform services in exchange for the award, based on the fair value of the underlying common stock on the date of grant. The vesting period of each RSU grant is generally four years and stock-based compensation is adjusted for the impact of estimated forfeitures.
Research and Development Expenses
Research and development expenses include payroll, employee benefits, and other headcount-related costs associated with product development. Research and development costs are expensed as incurred.
Leases
The Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease ROU assets are presented in long-term assets on the Consolidated Balance Sheets. As most of the Company’s operating leases do not provide an implicit rate, management uses its incremental borrowing rate in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate it would incur on the future lease payments over a similar term based on the information available at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.
The Company utilizes certain practical expedients and policy elections available under the lease accounting standard. It does not record right-of-use assets or lease liabilities for leases with terms of 12 months or less, and it combines lease and non-lease components for contracts containing real estate leases. Right-of-use assets are subject to evaluation for impairment or disposal on a basis consistent with other long-lived assets.
Contingencies
A loss contingency is recorded if it is probable and the amount of the loss can be reasonably estimated. The Company assesses, among other factors, the probability of an adverse outcome and its ability to make a reasonable estimate of the ultimate loss.
Net Loss per Share Attributable to Common Stockholders
The Company calculates basic net loss per share by dividing net loss by the weighted-average number of the Company’s common stock shares outstanding during the respective period. The diluted net loss per share is computed giving effect to all potential dilutive common stock equivalents outstanding for the period. For purposes of this calculation, options to purchase common stock and unvested restricted stock units are considered common stock equivalents but have been excluded from the calculation of diluted net loss per share as the effect is antidilutive.
During the periods presented, the impact is to decrease net loss per share and therefore the Company is precluded from adjusting its calculation for these securities. As a result, diluted net loss per share is calculated using the same formula as basic net loss per share.
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because of the impact of including them would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	27,519,507	24,185,698	27,519,809	23,755,832
RSUs	9,315,510	5,477,162	9,315,510	5,463,821
Total	36,835,017	29,662,860	36,835,319	29,219,653
Accounting Pronouncements Not Yet Adopted
In June 2020, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This guidance requires an entity to measure and recognize expected credit losses for certain financial instruments and financial assets, including trade receivables. This guidance is effective for the Company on January 1, 2023 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures and does not expect a material impact.
NOTE 3 – FAIR VALUE MEASUREMENTS
Cash equivalents invested in money market funds are classified as Level 1. Acquisition earnout liabilities are classified as Level 3 because the Company uses unobservable inputs to value them, reflecting its assessment of the assumptions market participants would use to value these liabilities. Changes in the fair value of earnout liabilities are recorded in other income (expenses), net in the condensed Consolidated Statements of Operations.
The following table summarizes the valuation of financial instruments within the fair-value hierarchy:

September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$—	$—	$—	$—
Liabilities:
Acquisition earnout liability	$—	$—	$—	$—

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$379	$379	$—	$—
Liabilities:
Acquisition earnout liability	$900	$—	$—	$900

NOTE 4 – BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	September 30, 2022	December 31, 2021
Prepaid gift card costs	$3,971	$3,296
Prepaid software	1,514	1,556
Prepaid insurance	315	97
Prepaid marketing	169	164
Other	227	320
Total prepaid expenses and other current assets	$6,196	$5,433
A way in which our customer can enhance their employees’ experiences utilizing our software solutions is to reward their employees through third-party gift cards.
When the customer is invoiced for the third-party gift cards earned by their employees, the Company recognizes an accrued gift card liability. When the customer pays the invoice, the Company deposits the funds into the customer’s account with the third-party provider and a prepaid gift card asset is recognized. As employees of our customers redeem their earned third-party gift cards the balance of the asset and liability are both decreased until the deposit for the customer is exhausted or until the customer terminates the service and requests a refund of their unused balance. Revenue related to commissions earned from selling the third-party gift cards to our customers is recognized when the third-party gift cards are redeemed by our customers employees, which is immaterial for all periods presented. If a customer was to terminate their contract, the unused balances in their gift cards would be refunded. The Company does not expect to be entitled to a breakage amount, and to date, the likelihood of customers exercising their remaining rights is not remote.
Property and Equipment
Property and equipment consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Computer equipment and software	$1,851	$1,745
Furniture and equipment	657	660
Leasehold improvements	607	607
Total	3,115	3,012
Less: accumulated depreciation and amortization	(2,762)	(2,571)
Total property and equipment, net	$353	$441
Depreciation and amortization expense for property and equipment was about $0.1 million for the three months ended September 30, 2022 and 2021 and $0.2 million and $0.3 million for nine months ended September 30, 2022 and 2021, respectively.
Capitalized Software Development Costs
The Company capitalized $1.8 million and $0.8 million of internally developed software costs for the three months ended September 30, 2022 and 2021, respectively and $4.9 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively. Amortization expense related to capitalized software was $0.4 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively and $1.2 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively, and the Company recorded accumulated amortization of $3.4 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	September 30, 2022	December 31, 2021
Accrued compensation	$3,548	$3,748
Accrued gift card liability	4,167	3,978
Accrued vendor costs	2,077	1,927
Performance guarantee liability	980	710
Other	228	340
Total accrued expenses and other current liabilities	$11,000	$10,703

NOTE 5 – INTANGIBLE ASSETS
Finite-lived intangible assets consisted of the following:

		September 30, 2022
(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	5	$4,878	$(2,234)	$2,644
Technology	5	600	(140)	460
Total intangible assets		$5,478	$(2,374)	$3,104

		December 31, 2021
(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	5	$4,878	$(1,502)	$3,376
Technology	5	600	(50)	550
Total intangible assets		$5,478	$(1,552)	$3,926

Amortization expense for finite-lived intangible assets was $0.3 million and $0.2 million for the three months ended September 30, 2022 and 2021, respectively and $0.8 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.

Estimated future amortization expense of intangible assets as of September 30, 2022 is as follows:

(in thousands)
2022 (remaining three months)	$274
2023	970
2024	720
2025	720
2026	420
Total	$3,104

NOTE 6 – REVENUE AND DEFERRED REVENUE
Disaggregation of Revenue
The following table summarizes revenue by geographic area, which is based on the billing address of the customer:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Revenue:
United States	$12,831	$13,478	$37,851	$39,499
Other	1,621	587	3,252	1,432
Total revenue	$14,452	$14,065	$41,103	$40,931

Performance Guarantees
Reserves for estimated contract performance guarantees are established based on historical performance and are recognized as a reduction of revenue and as accrued expenses and other current liabilities on the condensed Consolidated Balance Sheets. The performance guarantee reserve liability is $1.0 million and $0.7 million as of September 30, 2022 and December 31, 2021, respectively.

Contract Costs
For the nine months ended September 30, 2022, the Company capitalized $0.3 million of sales commissions. The related amortization expense was $0.1 million and $0.2 million for the three and nine months ended September 30, 2022 respectively. The Company did not have any costs that were capitalized for the nine months ended September 30, 2021.
Contract Assets and Contract Liabilities
Contract assets represent the portion of the transaction price from a contract with a customer where control has transferred, but for which the company currently does not have the contractual right to invoice. The Company did not have any contract assets as of September 30, 2022 and December 31, 2021.
Contract liabilities consist of deferred revenue. Timing may differ between the satisfaction of performance obligations and the billing and collection of amounts related to contracts with customers. Revenue is deferred for amounts that are billed in advance of the satisfaction of performance obligations.
Deferred revenue as of September 30, 2022, is expected to be recognized within the next 12 months as the revenue recognition criteria are met. A summary of the activity impacting deferred revenue balances are presented below:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Beginning balance	$13,528	$10,089
Additional amounts deferred	42,553	43,037
Revenue recognized	(41,103)	(40,931)
Ending balance	$14,978	$12,195
NOTE 7 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The 2019 Omnibus Incentive Plan (the “2019 Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants, restricted stock unit grants, performance grants, and other grants to employees, directors, and consultants.

Common Shares Reserved for Future Issuance
The following shares of common stock have been reserved for future issuance:

	September 30,	December 31,
	2022	2021
Common stock options and restricted stock units outstanding	36,835,319	27,628,500
Common stock and restricted stock units available for grant	17,445,795	23,885,495
Total common shares reserved for future issuance	54,281,114	51,513,995
Stock-Based Compensation
In determining the fair value of stock options granted to employees and directors, the following assumptions were used in the Black-Scholes option-pricing model:

	Nine Months Ended September 30,
	2022	2021
Estimated per share value of common stock	$0 - $0.22	$0 - $0.73
Risk-free interest rates	1.67% - 3.38%	0.71% - 0.99%
Expected term (in years)	5.60	5.43 - 5.60
Dividend rate	—%	—%
Volatility	74.40%	71.55% - 79.23%

The impact on results of operations of recording stock-based compensation expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Cost of revenue	$97	$101	$283	$289
Sales and marketing	137	119	399	344
Research and development	272	206	732	595
General and administrative	244	147	542	339
Total stock-based compensation	$750	$573	$1,956	$1,567

Stock Options
The following table summarizes stock option activity for the nine months ended September 30, 2022:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	20,249,586	$0.51	7.81	$1,459
Options granted	9,515,468
Options forfeited	(1,654,996)
Options exercised	(590,249)
Outstanding at September 30, 2022	27,519,809	$0.42	7.93	$12
Options vested or expected to vest at September 30, 2022	24,479,771	$0.42	7.75	$12
Exercisable at September 30, 2022	10,976,568	$0.40	6.10	$12

At September 30, 2022, total compensation cost related to stock options granted to employees but not yet recognized was $2.5 million, net of estimated forfeitures. This cost will be amortized using the straight-line method over a weighted average period of approximately 2.53 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the fair value of common stock for the number of options that were in-the-money. The Company issues new shares of common stock upon exercise of stock options.
Restricted Stock Units
The following table summarizes restricted stock unit (“RSU”) activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units unvested at December 31, 2021	7,184,250	$0.68
Restricted stock units granted	6,966,354	0.15
Restricted stock units vested	(2,476,002)	0.44
Restricted stock units forfeited	(2,359,092)	0.56
Restricted stock units unvested at September 30, 2022	9,315,510	$0.37
As of September 30, 2022, total compensation cost related to RSUs but not yet recognized was $2.5 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.82 years.
NOTE 8 – LEASES
The Company’s leasing arrangements are primarily for corporate offices and automobiles. The following table summarizes weighted-average lease terms and discount rates:

	September 30,	December 31,
	2022	2021
Weighted-average remaining lease term (in years) for operating leases	1.0	1.9
Weighted-average discount rate	6.0%	5.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Operating lease costs	$508	$468	$1,501	$1,136
Expenses for variable payments	74	117	304	343
Cash paid for operating lease liabilities	412	355	1,230	534
Short-term lease costs were less than $0.1 million for the nine and three months ended Sept 30, 2022 and 2021.
The following table presents the Company’s future lease payments for long-term operating leases as of September 30, 2022:

(in thousands)	Operating Leases
2022 (remaining three months)	$416
2023	1,359
2024	39
Total	1,814
Less: Imputed interest	(59)
Total operating lease liabilities	$1,755

NOTE 9 – COMMITMENTS AND CONTINGENCIES
Litigation
The Company is not aware of any pending legal proceedings that individually or in the aggregate would have a material adverse effect on the Company’s business, operating results, or financial conditions. The Company may in the future be party to litigation arising in the ordinary course of business. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.
Guarantees and Other
The Company includes indemnification provisions in its contracts entered into with customers and business partners. Generally, these provisions require the Company to defend claims arising out of its products’ infringement of third-party intellectual property rights, breach of contractual obligations, and/or unlawful or otherwise culpable conduct. The indemnity obligations generally cover damages, costs, and attorneys’ fees arising out of such claims. In most (but not all) cases, the total liability under such provisions is limited to either the value of the contract or a specified, agreed-upon amount. In some cases, the total liability under such provisions is not specified. In many (but not all) cases, the term of the indemnity provision is perpetual. While the maximum potential amount of future payments the Company could be required to make under all the indemnification provisions is unlimited, the Company believes the estimated fair value of these provisions is minimal, as these provisions have never been triggered.
NOTE 10 – DEBT
Loan and Security Agreement
On May 10, 2019, the Company entered into a loan and security agreement with Comerica Bank (as amended or otherwise modified from time to time, the Credit facility) that consists of a $15.0 million Credit Facility. On August 3, 2022 the Company entered into Amendment No. 4 to its Credit facility. Pursuant to the terms of the amendment, the maturity date of the Credit facility was December 31, 2023 and replaces the requirement regarding minimum annual contract value with a borrowing base calculation based on the Company’s balance of accounts receivables. The obligations under the Credit Facility are collateralized by substantially all assets of the Company, including intellectual property, receivables and other tangible and intangible assets. The Credit Facility includes affirmative and negative covenants.
Interest on outstanding borrowings is the Prime Referenced Rate and is equal to the prime rate in effect on suhc day and the Prime Referenced Rate shall not be less than the greater of (i) the sum of Secured Overnight Financing Rate (SOFR Rate) plus 2.50% per annum, or (ii) two and one-half percent (2.50%) per annum. If, at any time, Bank determines that it is unable to determine or ascertain the SOFR Rate for any day, the Prime Referenced Rate for each such day shall be the Prime Rate in effect at such time, but not less than two and one-half percent (2.50%) per annum.
As of September 30, 2022, the Company had net loan availability of $7.6 million and the total debt outstanding with a carrying amount of $2.5 million and was in compliance with all covenants of the Credit Facility.
NOTE 11 – SUBSEQUENT EVENTS
The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the condensed consolidated financial statements and finds no qualifying events through November 14, 2022, the date the condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” section to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Overview
We are a provider of cloud-based employee experience software solutions (the “Limeade software solutions”) which include Limeade Well-Being, Limeade EX and Limeade Advanced Listening. We were incorporated in February 2006 in the state of Washington. We are headquartered in Bellevue, Washington and have wholly owned subsidiaries with offices in Canada, Germany, and Vietnam and a branch registered in Australia. These entities provide business development, software development, and support service.
Through our software-as-a-service (“SaaS”) solutions, Limeade helps companies better care for their employees, and helps employees care for themselves. Limeade established the Limeade Institute in 2015 to conduct research and share insight on the science behind creating great employee experiences. Limeade Institute science guides both the best practices we bring to our customers and the development of our industry-leading software. We work every day to deliver value to our customers in the form of employee engagement, retention, productivity, human connection, prevention of burnout, HR program and benefit utilization, cost reduction and more. In 2021, we acquired TINYpulse, a Seattle-based leader in listening software. We continue to offer the evolving TINYpulse products, branded as Limeade Advanced Listening, to existing customers and new prospects worldwide.
The Limeade software solutions are sold to organizations through a subscription-based revenue model. Our technology platform is built on scalable cloud-based infrastructure that is industry-agnostic, allowing us to deliver solutions to customers across a range of industries including manufacturing, healthcare, government, financial services and technology. Our contracted annual recurring revenue (“CARR”), represents the total value of contracted revenue at a point in time assuming no terminations for convenience, and expressed on an annualized basis only was $56.8 million and $55.0 million as of December 31, 2021 and December 31, 2020, respectively.
Initial Public Offering
On December 20, 2019, we completed our initial public offering (“IPO”) on the Australian Securities Exchange (“ASX”), pursuant to which we issued and sold an aggregate of 27,060,208 CHESS Depository Interests (“CDIs”) each representing one share of common stock at AUD$1.85 per CDI, resulting in net proceeds of $30.2 million after deducting underwriting discounts, commissions and offering costs of $4.1 million.
Business Combination
On July 28, 2021, we acquired TINYpulse, a Seattle-based leader in employee listening (engagement) software. We continue to offer the TINYpulse products, now branded as the Limeade Advanced Listening solution, to existing customers and are focused on selling Limeade Advanced Listening to new customers and markets and developing the products further. The total consideration transferred related to this transaction was $9.1 million of cash consideration and an additional estimated earnout consideration of $0.9 million as of December 31, 2021. The earnout consideration had defined evaluation periods at six, twelve, and eighteen months after the closing date of the acquisition and will be paid to the pre-merger company if the certain specified CARR targets are met. As of September 30, 2022, the earnout of $0.9 million was written off as the possibility of the CARR target being met at the final evaluation period of eighteen months was not probable.

Impact of COVID-19
The COVID-19 pandemic is having widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Although our results of operations, cash flows, and financial condition were not materially adversely impacted in the three and nine months ended September 30, 2022 and 2021, we may experience an impact to our operations since our customers (both existing and potential) may experience rapidly changing conditions and disruptions to their businesses thereby affecting our contract with them. In view of the rapidly changing business environment, unprecedented market volatility and heightened degree of uncertainty resulting from COVID-19, we are currently unable to fully determine its future impact on our business. For most of fiscal 2021, we established mandatory work-from-home procedures and our employees had the necessary tools and technology to remain connected and productive. In addition, in fiscal 2021 we shifted our customer, employee and industry events to virtual-only formats, resulting in cost savings. We further experienced cost savings driven by reductions in employee-related expenses as our employees shifted to work-from-home procedures. In fiscal 2022, as the administration of vaccines increased, we reopened our offices to partial capacity, allowing our employees the flexibility of work-from-home or to voluntarily return to the office and resumed some in-person sales and marketing activities. We will continue to monitor the progression of the pandemic and its potential effect on our financial position, results of operations and cash flow. Other factors affecting our performance are discussed below, although we caution that the ongoing COVID-19 pandemic may also further impact these factors.
Contracted Annual Recurring Revenue (CARR)
We use CARR to better understand and assess the performance of our business as a leading indicator of future revenue performance. CARR also provides a normalized view of customer retention, renewal and expansion, as well as growth from new customers. CARR should be viewed independently of revenue and deferred revenue, and is not intended to be combined with or to replace either of those items.
Key Factors Affecting Our Performance
We aim to deliver innovative and valuable employee experience software solutions via the Limeade platform, building on its long track record of strength in employee well-being and engagement. We aim to increase awareness of the benefits of our employee experience platform and solutions. Limeade intends to invest heavily in the essential functions that are expected to help support strong growth, including roles related to product, research and development, the Limeade Institute, leadership (including general and administrative), sales, marketing, customer success and customer operations. To execute on our growth initiatives, we have developed a growth strategy that is primarily based around but not limited to, the following elements:
•Acquire new Limeade Well-Being customers with 5,000 or more employees, primarily in North America;
•Acquire new Limeade EX customers with 5,000 or more employees, primarily in the EU and other markets;
•Acquire new Limeade Advanced Listening customers with 500-5,000 employees;
•Expand populations and upsell solutions and services to all existing customers for all solutions;
•Continue to expand platform and solutions offerings with internal development; and
•Accelerate growth through strategic acquisitions.
Components of Results of Operations
Revenue
Subscription Revenue

SaaS subscriptions provide customers with a right to access software hosted by the Company on the web, and services that include when-and-if-available updates and technical support; customers do not have a contractual right to take possession of the software. A substantial majority of our subscription arrangements contain a contractual term of three years, but majority allow customers to terminate for convenience at each annual contract anniversary without penalty. Effectively, our subscription arrangements are considered one-year contracts under revenue recognition standard. Subscription fees may be invoiced annually, quarterly, or monthly.

The nature of the SaaS subscription promise to the customer is to provide continuous access to the Company’s application platform. As such, our SaaS offerings are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. Customers are granted continuous access to the platform over the contractual period and accordingly revenue related to subscription fees is recognized on a straight-line basis over the subscription term, beginning when the customer first has access to the software.

The Company also sells third-party SaaS subscriptions such as health coaching and content subscription services, which are contracted for and billed to the customer by the Company. In these arrangements, the Company is considered the agent, and therefore, revenue is recognized net of costs charged by the third-party providers to the Company on a ratable basis over the subscription period.

Other Revenue

Other revenue includes services pertaining to (i) onsite client program managers which are billed based on the number of managers and the associated fees as stated in the contract and (ii) add-on services like biometric data collection, and onsite screenings which are usage-based and billed based on the number of participants. Revenue for the services are recognized as the services are rendered, or ratably over the contract period, depending on the service.

Cost of Revenue and Gross Margin
Cost of revenue includes personnel and related costs including salaries, benefits, related payroll tax and allocated facilities costs for employees in the customer operations and customer success teams who implement and configure Limeade software for new customers and provide ongoing account management services, and the costs of infrastructure hosting the platform. Amortization from our acquired technology intangible asset is expensed to cost of revenue.

Gross profit is revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on staffing needs to meet customer demand or to support improvements to our products. We expect our gross margin to improve over time as we have made significant investments into the security and reliability of our products, and spending in this area is projected to decline, improving our gross margin.

Sales and Marketing Expenses
Sales and marketing expenses consist of personnel and related costs including salaries, commissions, benefits, payroll tax and allocated facilities costs associated with content generation, lead generation, sales, other marketing activities, and amortization from our customer relationship intangible assets. We do not expect our sales and marketing expenses to materially increase/decrease in absolute dollars in future periods.

Research and Development
Research and development expenses consist of personnel and related costs including salaries, benefits, payroll tax, allocated facilities costs, and third-party costs associated with product development, business intelligence and analytics, user experience, software research, design and development. We expect our research and development expenses to decrease in absolute dollars in future periods as we are completing significant investments to the security and reliability of our products, which has taken place over past periods.

General and Administrative Expenses
General and administrative expenses consist of personnel and related costs including salaries, benefits, payroll tax and allocated facilities costs for finance, legal, human resources and administration employees, as well as employees who sit within the Limeade Institute. These expenses also include professional fees for legal, accounting, tax and other services, and administration and board costs. We do not expect our general and administrative expenses to materially increase/decrease in absolute dollars in future periods.

Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange gains and losses and income from the sublease of one of our leases.

Income Tax Expense
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. Our income tax rate varies from the federal statutory rate due to valuation allowance on U.S. deferred tax assets and foreign tax rates on non U.S. earnings.

Results of Operations
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table summarizes results of operations for the periods indicated:

	Three Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue:
Subscription services	$14,024	$13,464	$560	4%
Other	428	601	$(173)	(29)%
Total revenues	14,452	14,065	$387	3%
Cost of revenue	4,246	3,859	$387	10%
Gross profit	10,206	10,206	$—	—%
Operating expenses:
Sales and marketing	3,704	4,788	$(1,084)	(23)%
Research and development	5,170	5,579	$(409)	(7)%
General and administrative	3,492	3,196	$296	9%
Total operating expenses	12,366	13,563	$(1,197)	(9)%
Operating loss	(2,160)	(3,357)	$1,197	(36)%
Other income (expense), net	823	(64)	$887	(1386)%
Loss before income taxes	(1,337)	(3,421)	$2,084	(61)%
Income tax expense	(31)	(1)	$(30)	*
Net loss	$(1,368)	$(3,422)	$2,054	(60)%
*Not meaningful
Revenue
Subscription services revenue increased by $0.6 million, or 4%, from $13.5 million for the three months ended September 30, 2021, to $14.0 million for the three months ended Sept 30, 2022. This change was primarily due to the inclusion of Advanced Listening revenue for the entire quarter in 2022 versus partial quarter in 2021, and an increase in the same revenue, resulting in an increase of $1.1 million partially offset by a decrease of $0.5 million in reseller revenue owing to termination of a customer contract.

Other revenue decreased by $0.2 million, or 29%, from $0.6 million for the three months ended September 30, 2021, to $0.4 million for the three months ended September 30, 2022. This was primarily due to a decrease in biometric screening services sold as there were more rescheduled biometric screening events in Q3 2021 because of cancellations in 2020 due to COVID-19.
Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue increased by $0.4 million, or 10%, from $3.9 million for the three months ended September 30, 2021, to $4.2 million for the three months ended September 30, 2022. This was primarily due to an increase of $0.2 million in costs associated with our customer operations and customer success teams, and increase of $0.2 million in amortization of capitalized software development costs and other costs. Costs associated with our customer operations and customer success teams are primarily personnel and related costs.
Gross margin decreased from 73% for the three months ended September 30, 2021, to 71% for the three months ended September 30, 2022. The decrease in gross margin is primarily due to increased resources needed to implement security enhancements to our product and customer upgrades.
Sales and Marketing Expenses
Sales and marketing expenses decreased by $1.1 million, or 23%, from $4.8 million for the three months ended September 30, 2021, to $3.7 million for the three months ended September 30, 2022. This was primarily due to a decrease of $0.9 million in personnel and related costs and a decrease of $0.2 million in marketing and facilities related costs.
Research and Development Expenses
Research and development expenses decreased by $0.4 million, or 7%, from $5.6 million for the three months ended September 30, 2021, to $5.2 million for the three months ended September 30, 2022. This was primarily due to a decrease of $0.6 million of development and product management consultant costs offset by an increase of $0.2 million of personnel costs and other expenses related to research and development.
General and Administrative Expenses
General and administrative expenses increased by $0.3 million, or 9%, from $3.2 million for the three months ended September 30, 2021, to $3.5 million for the three months ended September 30, 2022. This was primarily due to an increase in personnel and related costs resulting from increased headcount and professional services, including accounting services pertaining to our Registration Statement on Form 10 initially filed with the Securities and Exchange Commission (“SEC”) on August 4, 2022, as amended on September 15, 2022 (“Form 10 Registration”), as well as other SEC filings.

Other Income (Expense) Net
Other income increased by $$0.9 million, or 1386%, from $(0.1) million for the three months ended September 30, 2021, to $0.8 million for the three months ended September 30, 2022. This was primarily driven by the acquisition liability write off since it is not probable that the targets will be met for payout.

Comparison of the Nine months Ended September 30, 2022 and 2021
The following table summarizes results of operations for the periods indicated:

	Nine Months Ended September 30,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue:
Subscription services	$39,742	$38,611	$1,131	3%
Other	1,361	2,321	(960)	(41)%
Total revenues	41,103	40,932	171	0.42%
Cost of revenue	12,945	10,855	2,090	19%
Gross profit	28,158	30,077	(1,919)	(6)%
Operating expenses:
Sales and marketing	13,474	12,839	635	5%
Research and development	17,386	14,925	2,461	16%
General and administrative	10,413	8,806	1,607	18%
Total operating expenses	41,273	36,570	4,703	13%
Loss from operations	(13,115)	(6,494)	(6,622)	102%
Other income (expense), net	803	(92)	895	(973)%
Loss before income taxes	(12,312)	(6,586)	(5,727)	87%
Income tax expense	(114)	(18)	(96)	533%
Net loss	$(12,426)	$(6,604)	$(5,631)	85%

Revenue
Subscription services revenue increased by $1.1 million, or 3%, from $38.6 million for the nine months ended September 30, 2021, to $39.7 million for the nine months ended September 30, 2022. This change was largely driven by an increase of $4.5 million in Advanced Listening pertaining to the acquisition of TINYpulse in July 2021 offset by a $2.2 million decrease in reseller revenue owing to termination of a customer contract and $1.2 million in performance guarantees.

Other revenue decreased by $1.0 million, or 41%, from $2.3 million for the nine months ended September 30, 2021, to $1.4 million for the nine months ended September 30, 2022. This was primarily due to a decrease in biometric screening services sold as there were more rescheduled biometric screening events in 2021 because of cancellations in 2020 due to COVID-19 and revenue booked in 2021 as a result of settlement of dispute with a customer.

Cost of Revenue, Gross Profit, and Gross Margin
Cost of revenue increased by $2.1 million, or 19%, from $10.9 million for the nine months ended September 30, 2021, to $12.9 million for the nine months ended September 30, 2022. This was primarily due to an increase of $1.3 million in costs associated with our customer operations and customer success teams, an increase of $0.4 million in third-party cloud infrastructure costs, and an increase of $0.4 million in amortization of capitalized software development costs. Costs associated with our customer operations and customer success teams are primarily personnel and related costs.

Gross margin decreased from 73% for the nine months ended September 30, 2021, to 69% for the nine months ended September 30, 2022. The decrease in gross margin is primarily due to an increase in resources needed to implement customer upgrades and changes in product mix.

Sales and Marketing Expenses
Sales and marketing expenses increased by $0.6 million, or 5%, from $12.8 million for the nine months ended September 30, 2021, to $13.5 million for the nine months ended September 30, 2022. This was primarily due to an increase of $0.9 million in facilities and software expense associated with sales and marketing partially offset by a decrease of $0.3 million in personnel and marketing costs.

Research and Development Expenses

Research and development expenses increased by $2.5 million, or 16%, from $14.9 million for the nine months ended September 30, 2021, to $17.4 million for the nine months ended September 30, 2022. This was primarily driven by an increase of $3.7 million in personnel related costs and an increase of $1.3 million in software and other related expenses pertaining to research and development, partially offset by $2.5 million decrease in capitalized software development costs associated with development of our platform.

General and Administrative Expenses
General and administrative expenses increased by $1.6 million, or 18%, from $8.8 million for the nine months ended September 30, 2021, to $10.4 million for the nine months ended September 30, 2022. This was primarily driven by an increase of $1.0 million in personnel and related costs due to increased headcount that includes senior-level employees to support our growth and an increase of $0.6 million in professional service costs pertaining to our Form 10 Registration, as well as other SEC filings.

Other Income (Expense) Net
Other income increased by $0.9 million, or 973%, from $(0.1) million for the nine months ended September 30, 2021, to $0.8 million for the nine months ended September 30, 2022. This was primarily driven by the acquisition liability write off since it is not probable that the targets will be met for payout..

Liquidity and Capital Resources
Our principal source of liquidity as of September 30, 2022 is cash and cash equivalents of $1.7 million, which consists of bank deposits and revolving credit facility of $15 million (net loan availability as of September 30, 2022 is $7.6 million). We have funded our operations primarily from revenue from the sale of our products, proceeds from the issuance of our equity securities and borrowings under our debt arrangements.
We have a loan and security agreement with Comerica Bank that consists of a $15.0 million revolving credit facility (the “Credit Facility”), which is subject to borrowing base limitations. In August 2022, we entered into an amendment to the Credit Facility which modifies the terms of the loan and extends the maturity date to December 31, 2023, at which time any amounts outstanding become due and payable. We have a balance of $2.5 million outstanding under the Credit Facility as of September 30, 2022. The obligations under the Credit Facility are collateralized by substantially all of our assets, including intellectual property, receivables and other tangible and intangible assets. The Credit Facility includes affirmative and negative covenants, which we were in compliance with as of September 30, 2022. Interest on outstanding borrowings is equal to the Prime rate and Prime Referenced Rate shall not be less than the greater of (i) the sum of Secured Overnight Financing Rate (SOFR Rate) plus 2.50% per annum, or (ii) two and one-half percent (2.50%)per annum. If, at any time, Bank determines that it is unable to determine or ascertain the SOFR Rate for any day, the Prime Referenced Rate for each such day shall be the Prime Rate in effect at such time, but not less than two and one-half percent (2.50%) per annum.
We believe that our existing cash and cash equivalents and our borrowing capacity under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the date of this filing. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of platform enhancements, and the continuing market adoption of our platform. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.
Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of operating leases for office space and debt. For more information regarding our obligations for leases and debt, refer to Notes 8 and 10, respectively, in Part I, Item 1. Financial Statements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	(9,658)	(5,381)
Net cash used in investing activities	(5,046)	(11,509)
Net cash provided by (used in) financing activities	2,519	521
Cash Flows from Operating Activities
Cash used in operating activities for the nine months ended September 30, 2022 was $9.7 million, which primarily consisted of a net loss of $12.4 million, adjusted for non-cash items of $4.5 million and a net change in net operating assets and liabilities of $1.8 million. The non-cash charges primarily consisted of $2.2 million in depreciation and amortization, $2.0 million in stock-based compensation expense, $1.1 million in non-cash operating lease expense, $0.9 change in fair value of acquisition liability and $0.2 million in amortization of capitalized sales commissions. The primary drivers of changes in operating assets and liabilities related to an increase of $4.6 million in accounts receivable,$ 0.8 million in prepaid expenses and other current assets, $1.6 million in customer deposits, $1.5 million in accounts payable, and $ 1.5 million in deferred revenue partially offset by a decrease of $1.1 million in operating lease liabilities.
Cash used in operating activities for the nine months ended September 30, 2021 was $5.4 million, which primarily consisted of a net loss of $6.6 million, adjusted for non-cash items of $2.6 million and a net change in net operating assets and liabilities of $1.3 million. The non-cash charges primarily consisted of $1.6 million in stock-based compensation expense and $1.4 million in depreciation and amortization. The primary drivers of changes in operating assets and liabilities related to an increase of $1.5 million in prepaid expenses and other current assets, $2.3 million in accounts receivable, $1.4 million in customer deposits, $1.1 million in deferred revenue and $0.9 million in non-cash operating lease expense offset by a decrease of $1.1 million in trade payables.
Cash Flows from Investing Activities
Cash used in investing activities for the nine months ended September 30, 2022 was $5.0 million, which consisted of $4.9 million in capitalized software development costs and $0.2 million for purchases of property and equipment.
Cash used in investing activities for the nine months ended September 30, 2021 was $11.5 million which consisted of $9.1 million in cash paid for the TINYpulse acquisition, $2.3 million in capitalized software development costs and $0.1 million for purchases of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2022 was $2.5 million which includes gross proceeds of $2.5 million from borrowings, a debt repayment of $0.1 million and $0.1 million from exercise of stock options.

Cash provided by financing activities for the nine months ended September 30, 2021 was $0.5 million which was from exercise of stock options.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results could differ materially from the estimates made by our management. Other than items discussed in Note 2, “Significant Accounting Policies,” of our condensed consolidated financial statements, there have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in our Form 10.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, refer to Note 2 to our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are required to be filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, solely as a result of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Remediation Efforts on Previously Reported Material Weaknesses
In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of qualified technical accounting resources, including those necessary to account for and disclose certain complex transactions and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions.
We have implemented and are in the process of implementing additional measures designed to improve our internal control over financial reporting to remediate this material weakness, including the hiring of qualified supervisory resources and technical accounting personnel, the engagement of qualified technical accounting consulting resources and the continued hiring of additional qualified accounting and finance department employees.
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weakness we have identified or avoid potential future material weaknesses. While we believe that our efforts have improved our internal control over financial reporting, remediation of the material weaknesses will require further validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles, and we cannot assure you that we have identified all, or that we will not in the future have additional material weaknesses.
Changes in Internal Control over Financial Reporting
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising out of its operations in the ordinary course of our business. We are not presently a party to any legal proceedings that in the opinion of our management, if determined adversely to us, would have a material adverse effect on our business, financial condition, operating results, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed within Item 1A “Risk Factors” in the Form 10 Registration
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the three months ended September 30, 2022, the Company issued the following securities as compensation to certain of our employees:

On August 15, 2022, the Company issued 1,491,600 equity securities in the form of restricted stock units under its equity incentive plans which are to be settled in shares of our common stock.

On August 30, 2022, the Company issued 3,200,000 equity securities in the form of stock options and 1,172,754 restricted stock units under its equity incentive plans. The stock options are exercisable at a price of $0.18 per share, and the restricted stock units are to be settled in shares of our common stock.

On September 1, 2022, the Company issued 2,344,666 equity securities in the form of stock options and restricted stock units under its equity incentive plans. The stock options are exercisable at a price of $0.17 per share, and the restricted stock units are to be settled in shares of our common stock.

The issuances of the securities in the transactions described above were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act. The securities were issued directly by us and did not involve a U.S. public offering or general solicitation. The recipients of such securities represented their intentions to acquire the securities for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	File No.	Filing Date
3.1	Amended and Restated Articles of Incorporation		10-12G/A	000-56464	9/15/2022
3.2	Amended and Restated Bylaws		10-12G/A	000-56464	9/15/2022
10.1	Amendment No. 4 to Revolving Credit and Security Agreement, dated August 4, 2022, by and between the Company and Comerica Bank	X
10.13	Executive Employment Agreement between Limeade, Inc. and David Smith	X
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certification of the Chief Executive Officer Pursuant and Chief Financial Officer to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
_______________
* This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act or the Exchange Act, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMEADE, INC.

	By:	/s/ Henry Albrecht
		Name:	Henry Albrecht
Date: November 14, 2022		Title:	Chief Executive Officer

	By:	/s/ Todd Spartz
		Name:	Todd Spartz
Date: November 14, 2022		Title:	Chief Financial Officer