Form 10-K
period 2022-12-31
LIMEADE, INC
filed 2023-02-28
CIK 1381507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
Commission file number 001-04321

Limeade, Inc.
(Exact name of registrant as specified in its charter)

Washington		06-1771116
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

10885 NE 4th Street, Suite #400
Bellevue	WA	98004
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: 425 908-0216

Securities to be registered pursuant to Section 12(b) of the Act: None
Securities to be registered pursuant to Section 12(g): Common stock, no par value per share

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2022, was A$68,791,560 based on the closing price of A$0.27 per share of Common Stock as reported on the Australian Securities Exchange. The total number of shares of common stock, no par value, outstanding at February 24, 2023 was 257,396,022.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K is incorporated by reference from the registrant’s definitive proxy statement for its 2023 annual meeting to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.

Limeade, Inc.
FORM 10-K

Part I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) regarding future events and our future results that are subject to the safe harbors created under the Securities Act and the Exchange Act. All statements contained in this report other than statements of historical fact, including statements regarding our future results of operations and financial position, the expected impact of the COVID-19 pandemic on our operations, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “goal,” “plan,” “intend,” “expect,” “seek”, and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described under “Part I, Item 1A. Risk Factors,” and elsewhere in this report. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
You should not rely upon forward-looking statements as predictions of future events. The events and circumstances reflected in the forward-looking statements may not be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. We are under no duty to update any of these forward-looking statements after the date of this report or to conform these statements to actual results or revised expectations.
As used in this report, the terms “Limeade,” “we,” “us,” “our,” and “the Company” mean Limeade Inc. and its subsidiaries unless the context indicates otherwise.
ITEM 1.    DESCRIPTION OF BUSINESS
Our Company
Limeade, founded in 2006 as a Washington corporation, is an immersive employee well-being company that creates healthy employee experiences. Today, millions of people at 1,000+ companies in 100+ countries use Limeade solutions to navigate the future of work. By putting well-being at the heart of the employee experience, Limeade increases well-being and engagement resulting in less burnout and turnover — ultimately elevating business performance. Through our software-as-a-service (“SaaS”) solutions, Limeade helps companies better care for their employees, and helps employees care for themselves.
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
Limeade Well-Being is our flagship solution. In 2021, we acquired TINYpulse, a Seattle-based leader in listening software. We continue to offer the solution based on this acquisition, re-branded Limeade Listening, to existing customers and new prospects worldwide.
We are currently registered with the Australian Stock Exchange (“ASX”) and our certificates of depositary interests (“CDIs”) over common shares are traded on ASX. In August 2022, the Company filed Form 10 with the Securities and Exchange Commission (“SEC”) which became effective in October 2022 and as such became a U.S. public reporting company. However, our stock is not traded on any United States (“U.S.”) stock exchange.
Our Products
The Limeade software solutions are sold to organizations through a subscription-based revenue model. Limeade has a technology platform built on scalable cloud-based infrastructure that is industry-agnostic, allowing us to deliver solutions to customers across a range of industries including manufacturing, healthcare, government, financial services and technology. Today Limeade solutions are available in 19 languages worldwide.

Limeade solutions include Limeade Well-Being and Limeade Listening. Limeade Well-Being primarily serves large enterprise organizations (5,000+ employees) in North America, the European Union (“EU”) and the Asia-Pacific region. Limeade Listening typically targets smaller, mid-market customers (under 500 employees) worldwide.
Employee experience represents the totality of circumstances, events, interactions and personal moments that impact employees’ relationships with, and performance within, their organizations. Intentionally managed and coordinated culture, strategy and work processes, supported by streamlined, connected and user-friendly technology platforms and solutions result in better employee experiences.
Well-Being and Listening solutions are key components of the employee experience. The way we infuse well-being into work is via web, app and mobile and how we do it:
•Activities & Content - Offer employees the opportunity to care for themselves, learn and improve. We offer well-being assessments, with results used to provide personalized well-being improvement action plans, content, challenges and activities;
•Condition & Clinical - Target high risk individuals with proven content, activities and services;
•Rewards & Recognition - Encouraged to recognize peers, teams, projects and earn meaningful rewards. We publicly and privately recognize employees and facilitate the provision of associated rewards and recognition, including for taking specific health & well-being actions;
•Listening & Conversations - Listen to employees, understand their needs and act. We periodically send short surveys to employees from an informed library of examples. Tools on how to interpret and respond to the results to improve employee engagement and retention;
•Updates - Reach and connect with all employees with regular, flexible communications. We deliver multimedia communications to all employees via mobile and web experiences in targeted ways, to inform and solicit community engagement and employee feedback;
•Integrations - Promote company resources, benefits and Limeade partner services. We enable measurement of employee perceptions of inclusion, using results to enable focused improvement activities, including the promotion and management of well-being champion networks and employee resource groups; and
•Actions & Insights - Measure what matters and get actionable insights from real-time dashboards.
Organizations may improve employee experience through the use of software solutions, such as those we provide – Limeade Well-Being and Limeade Listening. These solutions may stand alone or connect to broader employee experience platforms, for example those from enterprise software leader Microsoft. Actions taken by organizations to improve employee experience include:
•Providing an integrated program for holistic employee well-being, including physical, emotional, financial and work factors, focused on the employee and his or her entire experience at life and work;
•Using employee listening tools and services to measure, align, and improve culture, including listening to employee voices and responding with action, including organizational support for employee well-being and engagement;
•Balancing financial and non-financial benefits to make employees’ lives better through the thoughtful design of compensation, benefits, rewards and recognition structures; and
•Providing employee experience platforms that are well designed and integrated across mobile and desktop devices to deliver prescriptive solutions based on employee journeys, and ongoing communications that support and inspire employees.
A positive employee experience may enhance an organization’s culture, improving its ability to attract talent, reduce absenteeism and boost workforce engagement, innovation, creativity, productivity and retention. Despite these benefits, global leaders often report that they do not have the necessary infrastructure or resources to address adequately the complexities of the employee experience. A deficit of this nature, combined with a range of other trends impacting labor markets and employer considerations, represents an opportunity for employee experience providers to provide solutions that support leaders in simplifying and improving the employee experience.
Limeade solutions target all areas of well-being. Well-being is a multifaceted concept that can be broadly summarized as:
•Physical well-being: An individual’s physical health and lifestyle. Examples include self-care, exercise & fitness, nutrition and health conditions such as diabetes, cancer, musculoskeletal issues or heart disease;

•Emotional well-being: An individual’s mental and emotional health and mindset. Examples include an individual’s ability to manage stress, anxiety and depression, be mindful and resilient, have positive relationships and believe in one’s abilities (self-efficacy);
•Financial well-being: An individual’s ability to control finances, handle expenses, understand and cope with financial stressors and reach financial goals; and
•Work well-being: An individual’s interactions at and perceptions of work. Examples include perceptions of support, sense of purpose and meaning, engagement and job satisfaction.

Competition
We operate in a highly competitive and dynamic industry. Our solutions face competition from a variety of organizations ranging from large global enterprises to small companies that focus on a particular geographical area, industry sector or solution category.
A range of key competitors in each solution category are presented below:
Our main competitors in the Well-Being category are ShareCare (a company that provides consumers with personalized health-related information, programs, and resources), Virgin Pulse (a company that focuses on engaging users every day in building and sustaining healthy behaviors and driving measurable outcomes for employees, employers, and health plans) and WebMD (online publisher of news and information pertaining to human health and well-being). Our main competitors in the Listening category are Qualtrics (a company that offers an online survey tool that allows one to build surveys, distribute surveys and analyze responses from one convenient online location), Gallup (an analytics and advisory company that offers educational consulting) and Momentive (a company that provides software to collect, analyze, and act on feedback for their customers).
Our Competitive Advantage
Limeade incorporates science-based insights from the fields of health, well-being, organizational psychology, behavioral psychology, behavioral economics and more from its Limeade Institute, combined with significant employee data generated from the millions of users of our solutions. This creates a continuous feedback loop that allows Limeade to continually refine its products to ensure they address the critical needs of organizations. Other core competitive strengths of our business include:
•ability to promote essential health & well-being benefits from third-party providers in unique ways;
•ability to infuse well-being into the flow of work, including integration with key employee experience platforms like Microsoft Teams and Microsoft Viva;
•ability to serve complex global organizations; and
•ability to segment, target and communicate to employees in tailored ways about key topics, leveraging an employee communications platform and machine learning algorithms.
Our competitive position in the growth of the employee experience software market is driven by a variety of factors including:
•the ability of our buyers to influence or control budgets;
•the uptake by enterprise customers of well-being, listening and employee experience software offerings;
•a shift from multiple independent solutions toward integrated platforms; and
•related factors such as software becoming a higher proportion of the total employee experience software and services market over time.
The continuation of key trends in the employee experience industry which we believe will push organizations toward a greater and more innovative focus on employee experience and related platforms and solutions that promote positive interactions with their employees. These trends include:
▪ongoing challenges and costs of employee emotional, physical, financial and work well-being globally;

▪attracting, retaining and engaging talent becoming a top strategic priority;
▪changing employee expectations driven by ongoing workplace generational change;
▪changing employee expectations driven by remote, hybrid and distributed work;
▪increasing number of often separate technology systems used in the workplace;
▪rising importance of timely insights and actions for employers – including those supported by artificial intelligence technologies;
▪growing board and leadership level recognition of the need to focus on corporate culture; and
▪increasing board and leadership level focus on ESG.
Intellectual Property
Intellectual property is an integral aspect of our business, and we seek protection for our intellectual property and technological innovations as appropriate. We rely upon a combination of federal, state, and common-law rights in the United States (“U.S.”) and the rights under the laws of other countries, trademarks, copyrights, domain name, trade secrets, including license agreements, and other contractual rights, to establish and protect our proprietary rights.
Regulation
Limeade is subject to certain laws and regulations in the US and around the world that involve matters central to its business, particularly laws and regulations relating to data security, personally identifiable information, protected health data, privacy, anti-corruption, intellectual property and taxation. Many of these laws and regulations are still evolving and being tested in courts and their interpretation and application are therefore subject to uncertainty.
In particular, compliance with data protection and privacy laws is important for Limeade in light of the sensitive and confidential nature of information which its platform and services process, including the personally identifiable information and in some cases protected health data of the users of the Limeade platform, solutions and services.
In the US, Limeade is required to comply with the Health Insurance Portability and Accountability Act (“HIPAA”) and the Health Information Technology for Economic and Clinical Health Act (“HITEC”), which provide data privacy and security provisions for safeguarding medical information.
Most states also have in place data security laws requiring companies to maintain certain safeguards with respect to the processing of personal information, and all states require companies to notify individuals or government regulators in the event of a data breach impacting such information. The California Consumer Privacy Act (“CCPA”) gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. The California Privacy Rights Act (“CPRA”) significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of CPRA’s provisions will become effective on January 1, 2023, with a “lookback” period to January 1, 2022. Other states have enacted, or are considering, privacy laws as well. Furthermore, the US Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise.
In addition, in the EU and United Kingdom (“UK”), Limeade must comply with the General Data Protection Regulation (“GDPR”) with respect to its processing of the personal data of users of its services who are residents of the EU. In this instance, Limeade is typically a processor of data acting upon the instructions of a data controller. The GDPR subjects Limeade to a range of compliance obligations. Most industrialized countries have or are in the process of adopting similar privacy or data security laws enforced through data protection authorities.
Given the global operations of the business, Limeade is also required to comply with anti-corruption laws, including the US Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), and the UK Bribery Act 2010 (“UK Bribery Act”), which prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business.
Proposed and new legislation may significantly affect the Limeade business or impose new obligations in areas affecting the Limeade business

Human Capital
As of December 31, 2022, we had 323 employees, of whom 320 are full-time employees. We also employ a small number of contract employees and third-party contractors. We have continued to diversify every part of our company as part of our ongoing commitment to diversity, equity and inclusion. Rare in the technology sector, 50% of the Limeade workforce identify as women. Our dedicated and diverse employees are the foundation of our success. We have a highly intentional culture that provides opportunities for professional and personal growth.
Corporate Information
When we file or furnish information electronically with the SEC, it is also posted to our website. Our website address is www.limeade.com, and our investor relations website is located at https://investors.limeade.com. The information on, or that can be accessed through, our website is not part of, and is not incorporated into, this Annual Report on Form 10-K.

ITEM 1A. RISK FACTORS
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below after the summary and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making investment decisions regarding our common stock.
Summary of Risk Factors
Our business is subject to a number of risks and uncertainties, including those risks discussed at length below. These risks include, among others, the following:
a.We have a history of losses. If we cannot achieve and sustain profitability, our business, operating results, and financial condition could be adversely affected.
b.We may need to raise additional capital required to maintain or grow our business, and we may not be able to raise capital on terms favorable to us or at all.
c.The market in which we participate is highly competitive; if we do not compete effectively, our business, operating results, and financial condition could be adversely impacted.
d.We currently generate a significant portion of our revenue from a relatively small number of organizations, the loss of any of which could adversely impact our business, operating results and financial condition.
e.Our business depends substantially on customers renewing their subscriptions with us. Any decline in our customer renewals could harm our business, operating results and financial condition.
f.If we are unable to attract new customers, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.
g.If we are unable to execute on our strategy to grow and stabilize, our business, operating results and financial condition could be adversely affected.
h.If we are not able to effectively introduce enhancements to our platform, including new products, services, features and functionality, that achieve market acceptance, or keep pace with technological developments, our business, operating results and financial condition could be adversely affected.
i.Real or perceived defects or errors on our platform could harm our reputation, result in significant costs to us and impair our ability to sell subscriptions to our platform and related services.
j.Unanticipated costs or delays in connection with development or implementation of our solutions could have a material adverse impact on our margins and, ultimately, our business, operating results and financial condition.
k.We invest significantly in research and development, and to the extent our research and development investments do not translate into enhancements to our platform, or if we do not make those investments efficiently, our business, operating results and financial condition could be adversely impacted.
l.If we fail to offer high-quality customer support, our business, operating results and financial condition could be adversely impacted and our reputation will suffer.
m.As a substantial portion of our sales efforts are targeted at large enterprise customers, our sales cycle may become increasingly lengthy and more expensive and we may encounter greater pricing pressure, all of which could adversely impact our business, operating results and financial condition.
n.Our revenue growth and ability to achieve and sustain profitability will depend, in part on being able to expand our direct sales and customer success team force and increase the productivity of both.
o.From time to time we provide performance guarantees and/or service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our business, operating results and financial condition.

p.Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our business, operating results and financial condition.
q.Our business depends on the strength of our reputation, and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our customer base, to attract and retain employees and to achieve our growth aspirations.
r.Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.
s.Our business depends largely on our ability to attract and retain talented employees, including senior management. If we lose the services of the members of our senior management team, we may not be able to execute on our business strategy.
t.Our corporate culture has contributed to our success, and if we cannot maintain this culture, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
u.Our level of indebtedness may reduce our financial flexibility.
v.The impact of the COVID-19 pandemic, including the resulting global economic disruptions, remains uncertain at this time, and it may have a material adverse impact on our business, results of operations, financial condition, liquidity and cash flows.
w.If our security measures are breached and customers’ data are compromised, our offerings may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
x.We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
y.Any disruption of service of Microsoft Azure (Azure) or Amazon Web Services (AWS), our data hosting services, or the operation of our solutions could interrupt or delay our ability to deliver our services to our customers.
z.Our intellectual property rights are valuable, and failure to protect them could reduce the value of our products, services, and brand.
aa.We may become subject to intellectual property infringement claims brought against us by others.
ab.We employ third-party licensed software for use in or with our software, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which could adversely affect our business.
ac.Our platform contains open-source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to sell our platform.
ad.Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
ae.Because we recognize revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern. In addition, pricing options we may offer could reduce visibility into our operating results and financial condition.
af.Our operating results may fluctuate from period-to-period, which makes our future results difficult to predict.
ag.We may not have adequate insurance to cover losses and liabilities.
ah.We will incur significant costs and are subject to additional regulations and requirements as a public company in both Australia and the US, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the listing standards of ASX and any U.S. securities exchange on which our shares may become listed for trading. In addition, key members of our management team have limited experience managing a public company.
ai.Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.

Risks Related to Our Business and Industry
We have a history of losses, and although we aim to stabilize/lower our operating expenses in the future, we still may not achieve or sustain profitability. If we cannot achieve and sustain profitability, our business, operating results, and financial condition could be adversely affected.
We have incurred net losses in each fiscal year since inception, expect to incur net losses for the foreseeable future, and may not achieve or sustain profitability in the future. For the years ended December 31, 2022 and 2021, we incurred net losses of $13.2 million and $10.0 million, respectively. As of December 31, 2022, we had an accumulated deficit of $62.6 million. We expect that our operating expenses will decrease in 2023 due to a 15% reduction in force that occurred in January 2023. We believe this will result in a $7.0 million annualized decrease to operating expenses along with additional expense reductions. These savings may be partially offset as we seek to grow our business, attract new customers, and further enhance and develop our products and platform. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these possible higher expenses. If our revenue declines or fails to grow at a rate faster than these decreases in our operating expenses, we may not be able to achieve or sustain profitability in future periods. As a result, we may continue to generate losses. We cannot assure you that we will achieve profitability in the future or that, if we do become profitable, we will be able to sustain profitability in any given period, or at all.
We may need to raise additional capital required to grow our business, and we may not be able to raise capital on terms favorable to us or at all.
We expect that our existing cash and cash equivalents, together with borrowing under our Credit Facility as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources”, will be sufficient to meet our anticipated cash needs and business objectives for the next 12 months. Our future capital requirements will depend on many factors, including our subscription growth rate, subscription renewal activity, the timing and the amount of cash received from subscribers, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced product offerings, and the continuing market adoption of our employee experience platform and integrated solutions. We intend to consider targeted investments to support our business growth and the stabilization of the business. This may require additional capital to fund our business and to respond to competitive challenges, including the need to promote our products and services, develop new products and services, enhance our existing products, services, and operating infrastructure, and potentially to acquire complementary businesses and technologies. Moreover, in the future we may enter into arrangements to acquire or invest in complementary businesses, services, and technologies. Accordingly, we will need to engage in equity or debt financings to secure additional funds. Any such additional funding may not be available on terms attractive to us, or at all. Our inability to obtain additional funding when needed could have an adverse effect on our business, financial condition and results of operations. If additional funds are raised through the issuance of equity or convertible debt securities, holders of our common stock or CDIs could suffer significant dilution, and any new shares we issue could have rights, preferences, and privileges superior to those of our common stock (and by extension, our CDIs). Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions.
The market in which we participate is highly competitive; if we do not compete effectively, our business, operating results, and financial condition could be adversely impacted.
The market for enterprise well-being, listening, and employee experience solutions is highly competitive, with relatively low barriers to entry for some applications and services. Our performance is influenced by a number of competitive factors including the success and awareness of the Limeade brand, the performance and innovation of our platform and solutions and the willingness of enterprise customers to purchase our solutions over those of our competitors.
Our primary competitors for our Well-Being solution include Virgin Pulse, ShareCare and WebMD and for our Listening solution include Qualtrics, Gallup and Momentive, all of which are larger and may have greater name recognition, access to larger customer bases, larger marketing budgets, and significantly greater resources to devote to the development, promotion, and sale of their products and services than we do. This may allow our competitors to respond more effectively than us to new or emerging technologies and changes in market conditions.
The broader employee experience industry is subject to domestic and global competition across the range of solution categories, which may increase or change over time and impact our ability to execute our business and strategy. Competition may require us to lower pricing or incur additional research and development, marketing and other costs to remain competitive. For example, there is a risk that:

•We may fail to anticipate and adapt to technology changes or customer expectations at the same rate as our competitors;
•Existing competitors could increase their competitive position through aggressive marketing, product innovation, stronger brand awareness and/or price discounting;
•Existing or new competitors could offer software at lower prices, which may affect our ability to sustain or increase prices and attract or retain customers;
•Existing or new competitors could develop channel relationships with consultants or other vendors who influence purchase decisions in ways disadvantageous to Limeade;
•Customers who currently utilize software systems offered by existing competitors (including local operators in specific markets or those with a greater market share in certain markets), may be satisfied with such solutions, or have onerous termination clauses, or may determine that it is prohibitively costly and/or time consuming to adopt our platform and solutions;
•New competitors, including large global corporations or large software vendors operating in adjacent industries, may enter the market. These corporations may have greater financial and other resources to apply to R&D and sales and marketing, which may enable them to expand in the employee experience industry more aggressively than us and/or better withstand any downturns in the market; or
•Existing and prospective customers, particularly large enterprises, may elect to develop their own internal solutions.
Further, our reputation could be adversely impacted by a number of factors, including adverse performance of our solutions, third-party actions such as disputes or litigation, actions of our employees, non-compliance with laws and other matters described in this risk section. These factors may result in adverse media or industry coverage. Damage to our reputation may encourage existing or potential clients to seek services from competitors which may have an adverse impact on our business, operating results and financial condition.
We currently generate a significant portion of our revenue from a relatively small number of organizations, the loss of any of which could adversely impact our business, operating results and financial condition.
Although we continue to pursue a broad customer base, we are dependent on a small number of large customers with strong purchasing power. Our top 10 customers accounted for 36% of the revenue in fiscal year 2022 and 2021. The loss of business from any of the major customers (whether by lower overall demand for our products or cancellation of existing contracts or award us new business) could have a material adverse effect on our business.
The relatively meaningful nature of the above top customers means the loss of one or more of these customers could have a material impact on our operating performance and financial condition. In addition to the risk of contract termination, there is a risk that upon contract renewal we may not be able to secure the same, or improved, rates and contract terms. In the event of contract termination or renewal on less favorable terms, we may not be able replace the loss in revenue. This could have a material adverse effect on our business, operating results and financial condition.
Our business depends substantially on customers renewing their subscriptions with us. Any decline in our customer renewals could harm our business, operating results and financial condition.
In order for us to maintain or improve our operating results, it is important that our customers renew their subscriptions with us when their existing subscription term expires. We cannot assure you that customers will renew their subscriptions upon expiration at the same or higher level of service, if at all.
Our net retention rate was approximately 86% and 79% as of December 31, 2022 and 2021, respectively. Although our net retention rate has increased in recent quarters, we have also experienced periods where it has decreased and it may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with our services, the effectiveness of our customer support services, the performance of our partners and resellers, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, our ability to execute on our product roadmap, and the effects of global economic conditions, including the impacts of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia war, increases in energy prices, inflationary pressures and a recession or fears of a recession, any or all of which could lead to reductions in our customers’ spending levels. If our customers do not renew their subscriptions, terminate at anniversary, renew them on less favorable terms, or fail to purchase new product offerings, our revenue may decline, and we may not realize improved operating results from our customer base.

While we strive to limit the number of customers who retain the right to terminate service at any time for convenience, some customers possess this right. This introduces risk to our ability to maintain our current customer base. Existing customers who do not have a right to terminate at anytime for convenience may also choose to terminate their contracts at the end of their current terms as most of our contracts can be terminated at each contract anniversary. Of our 1,060 customers as of December 31, 2022, approximately 1% have the ability to terminate for convenience at any time during the contract and these customers account for 28% of our total revenue for the year ended December 31, 2022.
If we are unable to attract new customers, our revenue growth could be slower than we expect and our business, operating results and financial condition could be adversely affected.
Our ability to attract new customers depends on many factors including the adequacy of our employee experience solutions with respect to matters such as functionality, reliability, pricing, customer support and ability to demonstrate superior value when compared to competing products and services. One such factor is whether employees use the solutions: if we are unable to drive higher usage among employees, we may face challenges demonstrating to customers and potential customers the positive impact of our services on their businesses.
Our future revenue growth depends on the overall growth of the well-being, listening and employee experience markets and the increasing adoption and use of SaaS-based software solutions to serve those markets. If the employee experience market or its component solution markets fail to grow as expected, or if we fail to persuade potential customers to adopt SaaS and cloud-based employee experience solutions like ours, then our revenue growth may slow, which could negatively impact our business, operating results and financial condition.
To the extent we are unsuccessful in increasing our customer base, we could also incur increased losses as costs associated with marketing programs and new products intended to attract new customers would not be offset by incremental revenue and cash flow. Catastrophic events like the COVID-19 pandemic, geopolitical instability, natural disasters, or further deterioration in economic conditions may financially impact our existing and prospective customers and cause them to delay or reduce their technology spending, lead to a prolonged decline in demand for our services, and may adversely affect our business, operating results, and financial condition.
If we are unable to execute on our strategy to grow and stabilize, our business, operating results and financial condition could be adversely affected.
Our future performance will largely be contingent upon our ability to execute on our strategy to moderately grow the business while reducing expenses in order to stabilize the business. This strategy is focused on:
•Acquiring new customers by leveraging prior investments and partnerships in our core markets;
•Expansions and upsells to existing customers;
•Reducing operating expenses; and
•Streamlining operational processes to further reduce expense.
Failure of part or all of the strategy would adversely affect our business, operating results and financial condition.
Our core offerings are software-based well-being and engagement solutions - Limeade Well-Being and Limeade Listening. The majority of our current revenues are generated from Limeade Well-Being. We believe that there is a broader and larger market opportunity in providing additional integrated solutions that serve both to elevate company culture and increase employee and company performance. Some providers who operate in only one of the various solution categories have seen success combining solutions in a single platform. This newness makes it more difficult to fully and accurately evaluate the market opportunity and business prospects and to comprehensively assess the risks and challenges we may be exposed to, than would be the case for a long-established market or business. No assurance can be given that we will achieve our objectives, deliver expected returns or ultimately be profitable.
In January 2023, we announced a restructuring plan to reduce our workforce by 15% which we believe will result in $7.0M of annualized savings. We are also evaluating additional operational areas of the business that could be streamlined and provide additional future savings.
If we are not able to effectively introduce enhancements to our platform, including new products, services, features and functionality, that achieve market acceptance, or keep pace with technological developments, our business, operating results and financial condition could be adversely affected.

Our industry is marked by rapid technological developments, including technology focused on artificial intelligence and machine learning, and new and enhanced applications and services. If we are unable to enhance our existing services or offer new services that achieve market acceptance or keep pace with rapid technological developments by, for example, identifying and investing in enhanced technologies that match and predict market demands, our business could be adversely affected. The success of any new applications, services or enhancements to our existing products and services depends on several factors, including their timely completion, implementation, adoption, and market acceptance.
Developing compelling solutions and the adoption of these solutions by new and existing customers may take longer than we expect, which would have a corresponding impact on the development and maturity of new revenue sources. Further, new competitive third-party technologies could prove to be more advanced or more compelling for customers or could be commercialized more quickly than our comparable products and solutions. This is particularly the case in the employee experience software industry, where we believe that the timing for releasing features and solutions is an important factor in success. Acquiring technological talent and expertise to develop new technologies for our business may require us to incur significant expenses and capital costs.
Even with an appropriate and predictable period for development and adoption, our new solutions or features may not be well received by customers, which could result in a corresponding lack of adoption. Further, the launch of new solutions also carries operational risks. For instance, if we are unable to develop appropriate and effective sales channels for new solutions, we may not be able to successfully attract customers to those solutions at appropriate pricing, which could have an adverse impact on our business, operating results and financial condition.
Real or perceived defects or errors on our platform could harm our reputation, result in significant costs to us and impair our ability to sell subscriptions to our platform and related services.
We may fail to adequately maintain our employee experience platform integrated and solutions and any updates may introduce errors and performance issues, which could cause customers’ satisfaction with our platform and solutions to decline. Customer satisfaction may also decline as a result of real or perceived reductions in functionality, integration capability, product quality, reliability, cost-effectiveness, and customer support for our platform and solutions, or a failure to accommodate and reflect changes and developments in technology or in the commercial and regulatory environments in which we operate. Any of these factors may result in reduced sales and usage, loss of customers, damage to reputation, an inability to attract new clients or expand business with existing customers, and potentially claims for breach of contract.
Our future revenue and growth also depend on our ability to develop enhancements and new features and products for our platform and solutions so that our customers’ needs continue to be met, and so that we can continue to attract new customers and generate additional revenue from existing customers. The development and introduction of new features and modules and products may not be successful, due to various factors including insufficient investment, unforeseen costs, poor performance and reliability, low customer acceptance, existing competition and economic and market conditions. The failure to develop successful new solutions, products or features may materially adversely impact our business, operating results and financial condition.
Unanticipated costs or delays in connection with development or implementation of our solutions could have a material adverse impact on our margins and, ultimately, our business, operating results and financial condition.
We estimate the expected cost and associated revenue of our solutions in advance of the formal launch with a customer, the timing of which is dependent upon assumptions, estimates and judgments which may ultimately prove to be inaccurate, unreliable or outside of our control and give rise to unanticipated costs or delays. For example, during the course of product implementation, there may be errors and omissions, unforeseen technical issues, inadequate contractual arrangements or changing customer timelines. Should significant unanticipated costs arise, this could have a material adverse impact on our margins and, ultimately, our business, operating results and financial condition.
We invest significantly in research and development, and to the extent our research and development investments do not translate into enhancements to our platform, or if we do not make those investments efficiently, our business, operating results and financial condition could be adversely impacted.
Innovative product development is critical to our growth. For the years ended December 31, 2022 and 2021, our research and development expenses were $22.1 million and $20.4 million, respectively. Although developing software is expensive, we believe we must continue to dedicate resources to remain an innovative software company. We may not, however, receive significant revenue from these investments for several years, or may not realize such benefits at all. Further, we capitalize certain development costs, which are amortized over their useful economic lives, in accordance with U.S. GAAP. Any decrease in the amount of costs capitalized over time, or impairment of assets required to be made, may have an adverse impact on our business, operating results and financial condition.

If we fail to offer high-quality customer support, our business, operating results and financial condition could be adversely impacted and our reputation will suffer.
Once our platform is deployed to our customers, our customers rely on our support services to resolve any related issues. High-quality customer education and customer support is critical to the successful marketing and sale of our products and our efforts to expand business with existing customers. The importance of high-quality customer support will increase as we expand our business and pursue new organizations. If we do not help our customers quickly resolve post-deployment issues and provide effective ongoing customer support, our ability to maintain customer relationships and expand business with our existing customers could suffer and our reputation with existing or potential customers could be harmed, all of which could adversely impact our business, operating results and financial condition.
As a substantial portion of our sales efforts are targeted at large enterprise customers, our sales cycle may become increasingly lengthy and more expensive and we may encounter greater pricing pressure, all of which could adversely impact our business, operating results and financial condition.
Because a substantial portion of our sales efforts are increasingly targeted at large enterprise customers, we face greater costs, longer sales cycles, and less predictability in the completion of some of our sales. Larger organizations typically have longer decision-making cycles, require greater functionality and scalability, expect a broader range of services, demand that vendors take on a larger share of risks, demand higher levels of customer service and support, and expect greater payment flexibility from vendors. We typically are required to spend time and resources to familiarize potential customers with the value proposition of our platform and solutions, and this can often take longer with large enterprise customers. As a result of these factors, sales opportunities with large organizations may require us to devote greater sales and administrative support and professional services resources to individual customers, which could increase our costs, lengthen our sales cycle, and divert our own sales and professional services resources to a smaller number of larger customers. We may spend substantial time, effort, and money in our sales efforts without being successful in producing any sales. All these factors can add further risk to business conducted with these customers. In addition, if sales expected from a large customer for a particular quarter or year are not realized in that quarter or year or at all, our business, operating results and financial condition could be materially and adversely affected.
Our revenue growth and ability to achieve and sustain profitability will depend, in part on being able to expand our direct sales and customer success team force and increase the productivity of both.
We believe that our future growth will depend on the continued recruiting, retention and training of our direct sales team and their ability to obtain new customers and our customer success team and their ability to manage our existing customer base. Our ability to achieve significant growth in revenue in the future will depend, in part, on our success in recruiting, training and retaining a sufficient number of inside sales and customer success personnel. New hires require significant training and may, in some cases, take more than a year before becoming productive, if at all. However, given there was a restructuring in January 2023, it will be increasingly difficult to hire new people. If we are unable to hire and develop a sufficient number of productive members of our sales team, including in geographies where we seek to expand, sales of our platform and solutions will suffer. Any of these events could impede our growth and materially harm our business, operating results and financial condition.
From time to time we provide performance guarantees and/or service level commitments under our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits or refunds for prepaid amounts related to unused subscription services or face contract terminations, which could adversely affect our business, operating results and financial condition.
Our customer contracts typically provide for service level commitments, which relate to annual uptime, certain response times and other factors, including product usage and value. If we are unable to meet the stated service level commitments or suffer extended periods of unavailability for our platform, we may be contractually obligated to provide these customers with service credits, refunds for prepaid amounts related to unused subscription services, or other remedies, or we could face contract terminations. In addition, we could face legal claims for breach of contract, tort, or breach of warranty. Although we typically have contractual protections, such as warranty disclaimers and limitation of liability provisions, in our customer agreements, they may not fully or effectively protect us from claims by customers or other third parties. Our ability to deliver our services depends in part on our relationships with third party vendors, such as cloud service providers. We may not be fully indemnified by our vendors for service interruptions that are beyond our control, and any insurance coverage we may have may not adequately cover all claims asserted against us or cover only a portion of such claims. In addition, even claims that ultimately are unsuccessful could result in our expenditure of funds in litigation and divert management’s time and other resources. As such, our revenue could be adversely impacted if we fail to meet our service level commitments under our agreements with our customers, including, but not limited to, support response times and service outages. Although we have not been required to provide customers with service credits that have been material to our operating results historically, we cannot assure you that we will not incur material costs associated with providing service credits to our customers in the future. Therefore, any failure to meet our service level commitments could adversely impact our reputation, business, operating results and financial condition.
Unfavorable conditions in our industry or the economy more generally or reductions in information technology spending could limit our ability to grow our business and adversely affect our business, operating results and financial condition.
Our operating results may vary based on the impact of changes in our industry or the economy more generally on us or our customers. Our business and operating results depend on demand for information technology generally and for customer experience software solutions in particular, which in turn is influenced by the scale of business that our customers are conducting. Weak economic conditions, either in the U.S. or internationally, including as a result of recessions, the fear of recession, or other adverse economic changes, financial and credit market fluctuations, political turmoil, natural catastrophes, domestic or geopolitical crises, such as terrorism, military conflict, including the continuing war between Russia and Ukraine, rise in energy prices, or the perception that hostilities may be imminent, and public health crises, such as the COVID-19 pandemic, and related public health measures, could cause a decrease in business investments, including spending on information technology generally and employee experience software solutions in particular. The extent to which global pandemics impact our financial condition or results of operations will depend on factors such as the duration and scope of the pandemic, as well as whether there is a material impact on the businesses or productivity of our customers, employees, associates and other partners. To the extent that weak economic conditions cause our existing customers or potential customers to reduce their budget for employee experience solutions or to perceive spending on such systems as discretionary, demand for our platform and solutions may be adversely affected. Moreover, customers and potential customers may require extended billing terms and other financial concessions, which would limit our ability to grow our business and adversely affect our business, operating results and financial condition.
Our business depends on the strength of our reputation, and any failure to maintain, protect, and enhance our brand would hurt our ability to retain or expand our customer base, to attract and retain employees and to achieve our growth aspirations.
Maintaining the strength of our reputation is an important aspect in retaining and growing our business and successfully executing our strategy. Any negative publicity relating to our employees, customers, partners, or others associated with these parties, may impact our reputation with customers and in the market generally. This may adversely impact our ability to retain and expand our customer base, to attract and retain employees, and to achieve our growth aspirations, which may have a material adverse impact on our business, operating results and financial condition.
Our customers may fail to pay us in accordance with the terms of their agreements, necessitating action by us to compel payment.
We typically enter into agreements with a term of three years with our customers but the substantial majority of these contracts allow the customer to terminate at the anniversaries without penalty. If customers fail to pay us under the terms of our agreements, we may be adversely affected both due to the inability to collect amounts due and the costs of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts in an untimely manner, either of which could adversely affect our operating results, financial position, and cash flow. Moreover, as a result of the current economic conditions and the ongoing recession, some existing customers have negotiated, and others may attempt to renegotiate, contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates, or may fail to make payments on their existing contracts, which may materially and negatively impact our business, operating results and financial condition.
Our business depends largely on our ability to attract and retain talented employees, including senior management. If we lose the services of the members of our senior management team, we may not be able to execute on our business strategy.
We rely on the talent, effort, expertise, industry experience and contacts, and leadership of our management. The retention of senior management cannot be guaranteed, and the loss of any senior members of management and the inability to recruit suitable replacements may negatively impact our business, operating results and financial condition.
Separate from the management team, we may be unable to attract and retain suitable personnel for non-management positions, which could restrict our ability to grow. Further, the majority of our employees reside in the U.S. and are employed “at will.” This means that any such employees can terminate their employment at any time with or without notice. An inability to attract and retain top talent in a number of positions critical to our business strategy may have an adverse impact on our business, operating results and financial condition.

In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. If the value of our shares or CDIs declines, which it has since our initial public offering on the ASX in December 2019, it may adversely affect our ability to hire or retain skilled employees.
Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity, and teamwork fostered by our culture, and our business may be harmed.
We believe that our corporate culture has been a key contributor to our success. We have worked to develop our culture, and we strive to empower our employees to continuously learn, evolve, and grow, and treat each other with respect. If we do not continue intentionally to develop our corporate culture as we grow and evolve, including maintaining a culture that encourages a sense of ownership by our employees, it could harm our ability to foster the innovation, creativity, and teamwork we believe that we need to support our growth. As we grow and we are required to implement more complex organizational structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture, which could negatively impact our future success. In addition, potential liquidity events could create disparities of wealth among our employees, which could adversely impact relations among employees and our corporate culture in general. In addition, we completed an employee workforce reduction in January 2023, which may continue to impact the attraction and retention of employees, as well as employee morale and productivity.
Our level of indebtedness may reduce our financial flexibility.
We intend to fund our capital expenditures primarily through cash flow from operations and, if necessary, borrowings under available credit facilities and alternative debt or equity financings. As of December 31, 2022, we have total debt outstanding with a carrying amount of $2.5 million and net loan availability of $3.4 million. Our level of debt could adversely affect our business and results of operations in several important ways, including the following:
a.a portion of our cash flow from operations would be used to pay interest and principal on borrowings;
b.the covenants contained in available credit facilities limit our ability to borrow additional funds, dispose of assets or otherwise may affect our flexibility in planning for, and reacting to, changes in general business and economic conditions;
c.a high level of debt may impair our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate or other purposes;
d.a leveraged financial position would make us more vulnerable to economic downturns and could limit our ability to withstand competitive pressures; and
e.any debt that we incur under our existing revolving credit facility will be at variable rates which could make us vulnerable to an increase in interest rates.
Severe weather, natural disasters, global pandemics, acts of war or terrorism, theft, civil unrest, government expropriation or other external events could have significant effects on our business.
Severe weather and natural disasters, including hurricanes, tornados, earthquakes, fires, droughts and floods, acts of war or terrorism (such as the Russia’s recent invasion of Ukraine), epidemics and global pandemics (such as the outbreak of COVID-19), theft, civil unrest, government expropriation, condemnation or other external events in the markets where our apps are available for download or where our customers live could have a significant effect on our ability to conduct business. Such events could deposit base, cause significant property damage, impair employee productivity, result in loss of revenue and/or cause us to incur additional expenses. The occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our operating results and financial condition.
The impact of the COVID-19 pandemic, including the resulting global economic disruptions, remains uncertain at this time, and it may have a material adverse impact on our business, results of operations, financial condition, liquidity and cash flows.
The COVID-19 pandemic has caused general business disruption worldwide beginning in January 2020. In September 2022 we began re-opening certain of our offices and have invited employees to return to work on a voluntary basis. While employee health and safety remain a top priority, permitting employees to return to work may expose them to increased health risks which could negatively impact productivity and employee morale. Although there has been an easing of restrictions in many jurisdictions, some or all of those restrictions could be reinstated in the future to manage a resurgence or new outbreak of COVID-19.

The extent to which COVID-19 (including any variants) continues to impact our results and financial position will depend on future developments, which are uncertain and difficult to predict.
Risks Related to Cybersecurity, Data Privacy and Intellectual Property
If our security measures are breached and customers’ data are compromised, our offerings may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.
Our platform and solutions may be subject to viruses, cyber-attacks or unauthorized access to our systems, as well as the system failure of our cloud vendors or other negative events which could render our platform unavailable for a period of time or result in the loss, theft or corruption of sensitive data. The effects of any such event could extend to reputational damage, regulatory scrutiny, claims from affected customers and their employees and government fines. Such circumstances could materially negatively impact our ability to achieve our financial and operational performance positions or prospects.
In addition, the solutions provided by us and our third-party partners store, analyze, process, handle and transmit information that is confidential, proprietary and commercially sensitive. This information includes personally identifiable information, sensitive personal data and personal health information of end users of these services. There is a risk that the measures we take to protect such information will not be sufficient to prevent unauthorized access or disclosure of such information which could cause adverse publicity, government enforcement actions or private civil litigation, all of which could have a material adverse impact on our reputation, operating results and financial condition.
While we have an insurance policy for cyber risks, it is subject to a policy limit which may not be adequate to cover all exposure arising from cyber security breaches. In addition, any significant claim against such a policy may lead to increased premium on renewal and/or additional exclusions to the terms of future policies. If insurance (including cyber insurance) is not available to cover a claim or the amount of a claim exceeds policy limits, we will be exposed to the financial impact of the event which could have an adverse impact on our business, operating results and financial condition.
Further, certain of our third-party vendors, such as cloud service providers, may receive and store information provided by us, our customers or the end users of our employee experience solutions. If third-party vendors fail to adopt or adhere to effective security practices, or there is a breach of their security systems, confidential information (including personally identifiable information and personal health information of employees of our customers and other end users) may be improperly accessed, used or disclosed which could have an adverse impact on our reputation, operating results and financial condition.
We process, store, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and violation of these privacy obligations could result in a claim for damages, regulatory action, loss of business, or unfavorable publicity.
We and our platform and solutions are subject to various laws, regulations and industry compliance requirements, which often vary significantly between jurisdictions, including in relation to privacy, data protection and data processing. We collect, process and disclose personally identifiable information (including personal health information), and are therefore subject to complex and evolving local, national and foreign laws and regulations regarding data protection, privacy, consumer protection and other matters. For example, in the U.S., we are required to comply with HIPAA and HITEC, which provide data privacy and security provisions for safeguarding medical information. In addition, the GDPR imposes stringent requirements on the security, protection and disclosure of EU personal data, including on cross-border restrictions outside of the EU and provides for significant penalties for non-compliance. In addition, any laws and regulations, including privacy and data protection laws and regulations are in a state of flux and are subject to changing and inconsistent interpretation.
Following the EU’s passage of the GDPR, which became effective in May 2018, the global data privacy compliance landscape outside of the EU has grown increasingly complex, fragmented, and financially relevant to business operations. As a result, our business faces current and prospective risks related to increased regulatory compliance costs, government enforcement actions and/or financial penalties for non-compliance, and reputational harm. For example, in July 2020, the Court of Justice of the EU invalidated a framework called Privacy Shield for companies to transfer data from the European Economic Area to the US. This decision led to uncertainty about the legal requirements for transferring customer personal data to and from Europe, an integral process of our business that remains governed by, and subject to, GDPR requirements. Failure to comply with the GDPR data processing requirements by either ourselves or our subcontractors could lead to regulatory enforcement actions, which can result in monetary penalties of up to 4% of worldwide revenue, private lawsuits, reputational damage, and loss of customers. The UK government is considering amending its data protection legislation. If UK data protection changes significantly from EU norms, new data flow barriers could emerge, creating costs and complexity for companies. Other countries such as Russia, China, and India have also passed or are considering passing laws imposing varying degrees of restrictive data residency requirements. Regulatory developments in the US present additional risks. For example, the CCPA took effect on January 1, 2020, and the CPRA, which expands upon the CCPA, was passed in November 2020 and came into effect on January 1, 2023, with a

“lookback” period to January 1, 2022. The CCPA and CPRA give California consumers certain rights similar to those provided by the GDPR, and also provide for statutory damages or fines on a per violation basis that could be very large depending on the severity of the violation. Other states have enacted, or are considering, privacy laws as well. Furthermore, the U.S. Congress is considering numerous privacy bills, and the U.S. Federal Trade Commission continues to fine companies for unfair or deceptive data protection practices and may undertake its own privacy rulemaking exercise. In addition to government activity, privacy advocacy and other industry groups have established or may establish various new, additional, or different self-regulatory standards that customers may require us to adhere to and which may place additional burdens on us. Increasing sensitivity of individuals to unauthorized processing of personal data, whether real or perceived, and an increasingly uncertain trust climate may create a negative public reaction to technologies, products and services such as ours.
Compliance costs with respect to the laws and regulations, including the foregoing, and any future laws and regulations, may become onerous and any failure to comply may result in fines, litigation, investigations and significant reputational damage. Compliance obligations may also divert management’s attention from the day-to-day operation of the business. Any such results could have a material adverse effect on our business, financial performance, position and prospects.
There is also a risk that measures taken us to address current, new or changing laws are insufficient to comply with material obligations under these laws or to adequately respond to a data breach in accordance with relevant regulatory requirements and that we may not be materially compliant with all such obligations in all material respects. This could lead to claims and/or litigation, monetary penalties and fines, reputational damage and restrictions on carrying on business in certain jurisdictions, and of which could adversely affect our financial performance, position or prospects.
Any disruption of service of Microsoft Azure (Azure) or Amazon Web Services (AWS), our data hosting services, or the operation of our solutions could interrupt or delay our ability to deliver our services to our customers.
We rely on contracts with third-party vendors to maintain and support our IT infrastructure. In particular, we rely on Azure and AWS for the provision of cloud infrastructure and hosting services. Some of these contracts are not long term in nature and could be terminated on notice by counterparties. If these critical relationships are terminated or suffer a disruption in the future and we are not able to replace or accommodate those events in a timely and cost-effective manner, our operating results and financial condition may be adversely impacted.
Our business and reputation depend on the real-time performance, reliability and availability of our platform and solutions. These may fail to perform as expected or be adversely impacted by several factors, some of which may be outside of our control, including equipment faults, power failure, fire, natural disasters, computer viruses and external malicious interventions such as hacking, ransomware or denial-of-service attacks.
Our operational processes and contingency plans may not adequately address every potential event, which may impact relationships with customers or users and may adversely impact business, financial performance and reputation. Further, continued increases in the number of users on our platform and solutions may require the expanded usage of cloud computing resources. This could adversely impact our operating results and financial condition.
Our intellectual property rights are valuable, and failure to protect them could reduce the value of our products, services, and brand.
We rely on our intellectual property rights to maintain and grow our business and there is a risk that we may fail to adequately protect our rights for a number of reasons. For instance, we may be unable to detect the unauthorized use or misappropriation of our intellectual property rights. It may also be the case that certain actions taken to protect our intellectual property (such as in-house software development, data encryption, access controls, training, contractual prohibitions etc.) will not be adequate, effective or enforceable and may not prevent the misuse or misappropriation of these assets.
Any threatened or actual breach of our intellectual property rights could result in litigation or administrative proceedings, which, even if successful, are often costly, time consuming and difficult to enforce. Any failure by us to protect our intellectual property may have an adverse impact on our ability to compete, our business, operating results and financial condition.
We may become subject to intellectual property infringement claims brought against us by others.
There is a risk that third parties may allege that our solutions use intellectual property derived by them or from their products without their consent or permission. We may be the subject of claims which could result in disputes or litigation, which could result in the payment of monetary damages, cause delays and increase costs, which in turn could have an adverse impact on our operations, reputation, operating results and financial condition.

We employ third-party licensed software for use in or with our software, and the inability to maintain these licenses or errors in the software we license could result in increased costs or reduced service levels, which could adversely affect our business.
Our software utilizes certain third-party software obtained under licenses. We anticipate that we will continue to rely on such software and development tools licensed from third parties in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to migrate to alternative solutions. Also, any undetected errors or defects in third-party software could prevent the deployment or impair the functionality of our platform, delay new updates or enhancements to our platform, result in a failure of our platform, and injure our reputation.
Our platform contains open-source software components, and failure to comply with the terms of the underlying licenses could restrict our ability to sell our platform.
Software code that is freely shared in the software development community is referred to as open-source code, and software applications built from open-source code are referred to as open-source software. Our solutions incorporate certain open-source software and we may continue to use open-source software in our platform in the future. Open-source software is generally licensed by its authors or other third parties under open-source licenses. Use and distribution of open-source software may entail greater risks than use of third party commercial software, as open-source licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. If we combine our proprietary software with open-source software in a certain manner, it could, under certain open-source licenses, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar services and platforms with lower development effort and time and ultimately could reduce or eliminate our ability to commercialize or profit from our software.
Moreover, we cannot assure you that our processes for controlling our use of open-source software in our solutions will be effective. If we have not complied with the terms of an applicable open-source software license, we may need to seek licenses from third parties to continue offering our solutions on terms that are not economically feasible, to re-engineer our platform to remove or replace the open-source software, to discontinue the sale of our platform if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make available the source code for aspects of our proprietary technology, any of which could adversely affect our business, operating results and financial condition.
In addition to risks related to license requirements, use of open-source software can involve greater risks than those associated with use of third-party commercial software, as open-source licensors generally do not provide warranties, assurances of title, performance, non-infringement, or controls on the origin of the software. There is typically no support available for open-source software, and we cannot ensure that the authors of such open-source software will not abandon further development and maintenance of such open-source software. Many of the risks associated with the use of open-source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open-source software, but we cannot be sure that all open-source software is identified or submitted for approval prior to use in our platform.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers, partners, and other third parties may include indemnification or other provisions under which we agree to indemnify or otherwise be liable to them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, data and security breaches, and other liabilities relating to or arising from our software, services, acts, or omissions. The term of these contractual provisions often survives termination or expiration of the applicable agreement. Large indemnity payments or damage claims from contractual breach could harm our business, operating results, and financial condition. Although in some cases we contractually limit our liability with respect to such obligations, we do not always do so or our obligations are capped at a high amount, and in the future we may still incur substantial liability related to them. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other current and prospective customers, reduce demand for our solutions, and harm our business, operating results and financial condition.
Risks Related to Financial Matters
Because we recognize revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern. In addition, pricing options we may offer could reduce visibility into our operating results and financial condition.

A substantial majority of our revenue is earned under a subscription pricing model, and we generally recognize revenue ratably over the term of a subscription. As a result, a significant portion of the revenue we report in each quarter is derived from the recognition of revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a minimal impact on our revenue for that quarter. However, such a decline would negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our operating results until future periods. Our subscription or pricing models may not accurately reflect the optimal pricing necessary to attract new customers and retain existing customers as the market matures. As the market for our platform matures, or as competitors introduce new products and services that compete with ours, we may be unable to attract new customers and retain existing customers at the same price or based on the same pricing models as we have used historically. Moreover, we may from time to time decide to make further changes to our pricing model due to a variety of reasons, including changes to the market for our products and services, pricing pressures, and the introduction of new products and services by competitors. Changes to any components of our pricing model may, among other things, result in customer dissatisfaction and could lead to a loss of customers and could negatively impact our business, operating results and financial condition.
Our operating results may fluctuate from period-to-period, which makes our future results difficult to predict.
Our operating results have fluctuated from period-to-period in the past and may fluctuate in the future, which makes it difficult to forecast our future results and subjects us to a number of uncertainties, including our ability to plan for and anticipate future growth and expenses. As a result, you should not rely upon our past operating results as indicators of future performance. We have encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly evolving markets, such as the risks and uncertainties described herein. Our operating results in any given period can be influenced by numerous factors, many of which are unpredictable or are outside of our control. As such, we believe that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance. The variability and unpredictability of our operating results could result in our failure to meet our expectations or those of analysts that cover us or investors with respect to revenue or other operating results for a particular period. If we fail to meet or exceed such expectations, then the trading price of our CDIs could fall substantially, and we could face claims from investors.
We may not have adequate insurance to cover losses and liabilities.
We maintain insurance that we consider appropriate for our operations. However, not all risks will be insured against, whether because the appropriate coverage is not available or because we consider the applicable premiums to be excessive in relation to the perceived risks and benefits that may accrue. Accordingly, we may not be fully insured against all losses and liabilities that may arise from our operations. The occurrence of a significant adverse event not fully or partially covered by insurance could have a material adverse effect on our business, financial performance and position.
Investors’ expectations of our performance relating to environmental, social, and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from certain investors, employees, and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance factors. Some investors may use these factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance. The criteria by which companies’ corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate. We may face reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.
Furthermore, if our competitors’ corporate responsibility performance is perceived to be greater than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding environmental, social and governance matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of investors, employees, customers and other stakeholders, or, if our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.
Changes in our effective tax rate could impact our financial results.
Our effective tax rate could also be adversely affected by changes in tax laws and regulations and interpretations of such laws and regulations, which in turn would negatively impact our earnings and cash and cash equivalent balances we currently maintain. Additionally, our effective tax rate could also be adversely affected if there is a change in international operations, our tax structure and how our operations are managed and structured, and as a result, we could experience harm to our operating results and financial condition. For example, on August 16, 2022, the U.S. enacted the Inflation Reduction Act, which includes a corporate minimum tax and a 1% excise tax on net stock repurchases. We continue to evaluate the impacts of changes in tax laws and regulations on our business.
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.
Under U.S. federal income tax principles set forth in Sections 382 and 383 of the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in ownership of the relevant corporation by “5% shareholders” (as defined under U.S. income tax laws), that exceeds 50 percentage points over a rolling three-year period. Similar rules apply under state tax laws. Our ability to utilize a portion of our net operating loss carryforwards to offset future taxable income for U.S. federal income tax purposes may be subject to certain limitations under Section 382 of the Code. Such limitations on the ability to use net operating loss carryforwards and other tax assets could adversely impact our business, operating results and financial condition.
The applicability of sales, use, and other tax laws or regulations on our business is uncertain. Adverse tax laws or regulations could be enacted or existing laws could be applied to us or our customers, which could subject us to additional tax liability and related interest and penalties, increase the costs of our services and adversely impact our business.
The application of U.S. federal, state, local, and foreign tax laws to services provided electronically is evolving. New income, sales, use, value-added, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time (possibly with retroactive effect), and could be applied solely or disproportionately to services provided over the Internet or could otherwise materially affect our financial position and operating results. Many countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations.
After the U.S. Supreme Court decision in South Dakota v. Wayfair Inc. in 2018, many states have enacted laws that would require tax reporting, collection, or tax remittance on items sold online. States, localities, the U.S. federal government or other countries may seek to impose additional reporting, record-keeping and/or indirect tax collection obligations on our businesses. New legislation could require us to incur substantial costs, including costs associated with tax calculation, collection and remittance, and audit requirements, and could adversely affect our business, operating results, and financial condition.
We also have been and may in the future be subject to additional tax liabilities and related interest and penalties due to changes in indirect and non-income based taxes resulting from changes in U.S. federal, state, local or foreign tax laws, changes in taxing jurisdictions and administrative interpretations, decisions, policies and positions, result of tax examinations, settlements or judicial decisions, changes in accounting principles, changes to the business operations, as well as evaluation of new information that results in a change to a tax position taken in prior periods. It is possible that one or more states could seek to impose sales, use, or other tax collection obligations on us with regard to sales or orders on our business platform. These taxes may be applicable to past sales. A successful assertion by a taxing authority that we should be collecting additional sales, use or other taxes or remitting such taxes directly to states could result in substantial tax liabilities for past sales and additional administrative expenses, which could seriously harm our business, operating results, and financial condition. Although we have reserved for potential payments of possible past tax liabilities in our financial statements, if these liabilities exceed such reserves, our financial condition will be adversely impacted.
Risks Related to Legal and Regulatory Matters
We will incur significant costs and are subject to additional regulations and requirements as a public company in both Australia and the US, including compliance with the reporting requirements of the Exchange Act, the requirements of the Sarbanes-Oxley Act and the listing standards of ASX and any U.S. securities exchange on which our shares may become listed for trading. In addition, key members of our management team have limited experience managing a public company.
As a Washington State corporation, Limeade must ensure continued compliance with Washington laws, including the Washington Business Corporation Act. In addition, since we are listed on the ASX and registered as a foreign company in Australia, we also need to ensure continuous compliance with relevant Australian laws and regulations, including the ASX Listing Rules and, to the extent applicable, the Corporations Act. To the extent of any inconsistency between the Washington and Australian law and regulations, we may need to make changes to our business operations, structure or policies to resolve such inconsistency. If we are required to make such changes, this is likely to result in additional demands on management and extra costs.

As a U.S. public company, we incur significant legal, accounting and other expenses that are not incurred by companies listed solely on the ASX, including costs associated with U.S. public company reporting requirements. Compliance with these requirements will place a strain on our management, systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition within specified time periods and to prepare a proxy statement with respect to our annual meeting of shareholders. We also have incurred and will continue to incur costs associated with the ASX Listing Rules and the Sarbanes-Oxley Act and rules implemented by the SEC. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and effective internal control over financial reporting. The ASX requires, and any U.S. securities exchange in which our shares may be listed for trading will require, that we comply with various corporate governance requirements. The expenses generally incurred by U.S. public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on our board committees or as our executive officers. Advocacy efforts by shareholders and third parties may also prompt even more changes in governance and reporting requirements Furthermore, if we are unable to satisfy our obligations as a listed company, we could be subject to delisting of our CDIs on the ASX or any U.S. securities exchange on which our shares may be listed for trading, fines, sanctions and other regulatory action and potentially civil litigation.
Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company in the US, being subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors, as well as the interaction of such oversight and reporting obligations with those applicable under ASX listing and regulatory requirements. These new obligations and constituents may require us to employ additional specialized staff and seek advice from third party service provides. They will also require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.
We are subject to risks related to government contracts and related procurement regulations, which may adversely impact our business and operating results.
Our contracts with federal, state and local government entities are subject to various procurement regulations and other requirements relating to their formation, administration, performance, and termination, which could adversely impact our business and operating results. Government certification requirements applicable to our platform may change and, in doing so, restrict our ability to sell into the governmental sector until we have attained the full or revised certification. These laws and regulations provide public sector customers various rights, many of which are not typically found in commercial contracts. For instance, these regulations may require the certification and disclosure of cost and pricing data and other sensitive information in connection with contract negotiations under certain contract types. Any public disclosure of such information may adversely impact our competitive position and our operating results. We may be subject to audits and investigations relating to our government contracts, and any violations could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refunding or suspending of payments, forfeiture of profits, payment of fines, and suspension or debarment from future government business. In addition, such contracts may provide for delays, interruptions, or termination by the government at any time, without cause, which activities may adversely affect our business and operating results and impact other existing or prospective government contracts.
Adverse litigation judgments or settlements resulting from legal proceedings in which we may be involved could expose us to monetary damages or limit our ability to operate our business.
We may be subject to litigation and other claims and disputes in the course of doing business, including contractual disputes and indemnity claims, misleading and deceptive conduct claims, employment-related claims and intellectual property disputes and claims, including based on allegations of infringement, misappropriation or other violations of intellectual property rights. For example, claims may be made by competitors, employees or other entities who assert ownership of patents, copyrights, trademarks or trade secrets. Claims may relate to existing products or new products that we develop.
Given that we store, analyze, process, handle and transmit end-user and other data, there is also the risk that we may be subject to regulatory investigations and sanctions or fines by governmental agencies in the event of non-compliance with relevant statutory and regulatory requirements. Such litigation, claims, disputes or investigations, including the legal fees and other costs in defending claims and costs of settling claims or paying sanctions or fines, and any associated operational impacts, may be costly and damaging to our reputation and business relationships, any of which could have a material adverse effect on our financial performance, position and prospects and industry standing.
Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the US, could subject us to penalties and other adverse consequences.
We are subject to the FCPA and other applicable anti-corruption, anti-bribery and anti-money laundering laws. These laws, among other things, prohibit companies and their employees and third-party intermediaries from corruptly promising, authorizing, offering or providing, directly or indirectly, improper payments or anything of value to foreign government officials, political parties and private- sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, including countries in which we may conduct business, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. We face significant risk if we, or any of our directors, officers, employees, agents or representatives, fail to comply with these laws, and governmental authorities in the U.S. and elsewhere could seek to impose substantial civil and/or criminal fines and penalties that could have a material adverse effect on our business, reputation, operating results and financial condition.
We are required to comply with governmental export control and sanctions laws and regulations. Our failure to comply with these laws and regulations would have an adverse effect on our business, operating results, and financial condition.
Our platform is subject to governmental, including US and EU, export control laws and regulations, and as a U.S. company we are covered by the U.S. sanctions laws and regulations. U.S. export control and economic sanctions laws and regulations prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform from being exported in violation of these laws or engaging in any other activities that are subject to these regulations, we may fail to fully comply with these laws and regulations. If we are found to have failed to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the Company, incarceration for responsible employees and managers, and the possible loss of export or import privileges as well as incur reputational harm.
We incorporate encryption technology into certain of our products and certain encryption products may be exported outside of the US only by a license or a license exception. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to deploy our products in those countries. Although we take precautions to prevent our platform from being provided in violation of such laws, we cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our platform despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our platform, could harm our international sales and adversely affect our operating results.
Further, if our partners fail to obtain required import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. Changes in our platform or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely adversely impact our business, operating results and financial condition.
Risks Related to Our Common Stock and CDIs
Our common stock may never be listed on a major U.S. stock exchange.
While we may seek the listing of our common stock on a U.S. securities exchange at some time in the future, we cannot ensure when, if ever, we will do so, that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchange, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

The market price of our CDIs and common stock may be volatile, which could cause the value of our common stock to decline.
The trading price of our CDIs on the ASX has been volatile, and even if a trading market for our common stock develops in the U.S., the market price of our common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our CDIs and common stock if a market develops may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations as a result of a variety of factors, many of which are beyond our control but may nonetheless decrease the market price of our CDIs and common stock if a market develops, regardless of our actual operating performance, including:
a.public reaction to our press releases, announcements and filings with the SEC and ASX;
b.our operating and financial performance;
c.fluctuations in market prices and trading volumes of technology;
d.changes in market valuations of similar companies;
e.departures of key personnel;
f.commencement of or involvement in litigation;
g.changes in economic and political conditions, financial markets, and/or the technology industry;
h.interest rate fluctuations;
i.changes in accounting standards, policies, guidance, interpretations, or principles;
j.actions by our shareholders;
k.the failure of securities analysts to cover our CDIs or common stock and/or changes in their recommendations and estimates of our financial performance;
l.future sales of our common stock, CDIs or other equity securities;
m.trading prices and trading volumes of our CDIs on the ASX; and
n.the other factors described in these “Risk Factors”.
The stock market has in the past experienced extreme price and volume fluctuations, and, following periods of such volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
Additionally, our securities may in the future trade on more than one stock exchange and this may result in price variations between the markets and volatility in our stock price. Our CDIs are currently listed on the ASX. Although we do not currently plan to list our common stock on a U.S. securities exchange in the future, we may opt to do so if we determine the benefits outweigh the costs. Moreover, it is possible that our common stock could be traded in the over-the-counter markets in the U.S. Trading in our common stock and CDIs therefore may take place in different currencies (U.S. dollars on the U.S. securities exchange or over-the-counter market and Australian dollars (“AUD”) on the ASX), and at different times (resulting from different time zones, different trading days and different public holidays in the US and Australia). The trading prices of our CDIs and our common stock on two markets may differ as a result of these, or other, factors. Any decrease in the price of our CDIs or common stock on either market could cause a decrease in the trading prices of our CDIs or our common stock on the other market. In addition, investors may seek to profit by exploiting the difference, if any, between the price of our CDIs on the ASX and the price of shares of our common stock on a U.S. securities exchange. Such arbitrage activities could cause our stock price in the market with the higher value to decrease to the price set by the market with the lower value and could also lead to significant volatility in the price of our common stock or CDIs.
If securities and industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our CDIs on the ASX is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts currently covering our securities ceases coverage, the trading price for our CDIs on the ASX would be negatively impacted. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our CDI performance, or if our results of operations fail to meet the expectations of analysts, the price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause the price of our securities or trading volume to decline.
U.S. investors may have difficulty in reselling their shares due to the lack of market or restrictions under state Blue Sky laws.
Our common stock is not currently traded on any U.S. securities exchange or over-the-counter market. No market in the U.S. may ever develop for our common stock, or if developed, may not be sustained in the future. Holders of our shares of common stock and persons who desire to purchase them in any U.S. trading market that might develop in the future should be aware that there might be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the over-the-counter markets, investors should consider any secondary market for our common shares to be a limited one. We have no current plans to take any action to make available to persons who wish to trade our common stock in the U.S. any exemptions under state Blue Sky laws. Accordingly, our common shares should be considered totally illiquid, which inhibits U.S. investors’ ability to resell their shares.
Our operating results and financial condition are subject to foreign currency fluctuation risks.
A portion of our revenue is denominated in non-U.S. dollars. Accordingly, our revenue will be affected by fluctuations in the rates by which the U.S. dollar is exchanged with non-U.S. dollars. Although steps may be undertaken to manage currency risk (for example via hedging strategies), adverse movements in the U.S. dollar against the non-U.S. dollar revenue may have an adverse impact on our business, operating results and financial condition. The risk may be increased where the foreign currency against the USD becomes more volatile, for example, due to economic, political factors, or significant events that may occur in the jurisdictions of those foreign currencies. We have not historically used foreign exchange contracts to help manage foreign exchange rate exposures.
If we are not able to maintain sufficient cash funds, we may cease trading on the ASX.
If we are not able to maintain sufficient funds to fund our activities or if ASX considers that our financial position is not adequate to warrant the continued quotation of our CDIs on ASX, ASX may suspend our CDIs from quotation. This would limit our liquidity and, in particular, could harm the ability of CDI holders to liquidate their position in our company. In addition, the value of our company could decline if we are not able to maintain our listing on ASX.
The different characteristics of the capital markets in Australia and the US may negatively affect the trading prices of our CDIs and may limit our ability to take certain actions typically performed by a U.S. company.
We are subject to ASX listing and associated Australian regulatory requirements. The listing and regulatory requirements of the ASX may limit our ability to take certain actions typically performed by a U.S. company. For example, the ASX Listing Rules limit the amount of equity securities that a listed company can issue without the approval of its shareholders over any 12 month period to 15% of the outstanding share capital on issue at the start of the period, unless an exception applies. Failure to obtain this approval may make it more difficult for us to issue equity securities in the future at a time and at a price that we deem appropriate. ASX rules also require shareholder approval for the granting of options and restricted stock units to our directors, even when the underlying equity incentive plan has already been approved. This creates a risk that, if shareholders do not approve the grants, our directors will not receive their expected amount of equity compensation. This may make it more difficult for us to attract and retain directors, which could have a material adverse effect on our business, operating results and financial condition.
Further, ASX Listing Rules prohibit us from buying back CDIs on-market at a price which is 5% or more above the volume weighted average market price of our CDIs, calculated over the last five days on which sales of CDIs were recorded before the day on which the purchase under the buy-back was made, which, as a result, may make it more difficult to repurchase our CDIs on-market. In addition, should we wish to undertake an on-market buy-back, the ASX may impose further requirements on us as if we were subject to the Corporations Act 2001 of Australia, which may include the need to obtain shareholder approval to do so.
Lastly, the ASX Listing Rules prohibit the issuance of equity securities by a company without shareholder approval during the three-month period after it learns that a person is making, or proposes to make, a takeover for our securities, unless an exception applies. As a result, if a hostile takeover bid is made in respect of our CDIs or common stock, the ASX Listing Rules may limit our ability to issue equity securities, either as a counter-measure to the takeover bid or to fund operations.
We do not intend to pay dividends for the foreseeable future.

We do not currently expect to pay any cash dividends on our common stock or CDIs for the foreseeable future. Instead, we intend to retain future earnings, if any, for the future operation and expansion of our business. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend on our results of operations (including our ability to generate cash flow in excess of expenses and our expected or actual net income), liquidity, cash requirements, financial condition, retained earnings and collateral and capital requirements, general business conditions, contractual restrictions, legal, tax and regulatory limitations, the effect of a dividend or dividends upon our financial strength ratings, and other factors that our board of directors deems relevant. See “Item 5. Market Price And Dividends On The Registrant’s Common Equity And Related Stockholder Matters.”
We qualify as an “emerging growth company”, as well as a “smaller reporting company”, and the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies may make our securities less attractive to investors.
We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act (“JOBS Act”), and we plan to take advantage of certain exemptions from various reporting requirements for as long as we continue to be an emerging growth company. These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and results of operations disclosure; an exemption from compliance with the auditor attestation requirement in the assessment of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; not being required to comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements; reduced disclosure obligations regarding executive compensation arrangements in our periodic reports, registration statements and proxy statements; and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved by shareholders. In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We intend to take advantage of the exemptions discussed above. As a result, the information we provide will be different than the information that is available with respect to other public companies. In this Annual Report on Form 10-K, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock or CDIs less attractive if we rely on these exemptions. If some investors find our common stock or CDIs less attractive as a result, there may be a less active trading market for our securities, and the market price of our securities may be more volatile.
We will remain an emerging growth company until the earliest of (i) the last day of our fiscal year following the fifth anniversary of the date of our first sale of our common stock pursuant to an effective registration statement under the Securities Act, (ii) the first fiscal year after our annual gross revenues exceed $1.07 billion, (iii) the date on which we have, during the immediately preceding three-year period, issued more than $1.00 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as the Combined Company remains an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of shares of our common equity held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of shares of our common equity held by non-affiliates equals or exceeds $700 million as of the end of that year’s second fiscal quarter. We plan to take advantage of such reduced disclosure obligations, and therefore comparison of our financial statements with other public companies may be more difficult or impossible.
Provisions of our charter documents and Washington law may inhibit a merger, acquisition or other change of control, which could limit the price investors might be willing to pay in the future for our CDIs.

Certain provisions of our Amended and Restated Articles of Incorporation (“Articles”), Amended and Restated Bylaws (“Bylaws”), or Washington law may discourage, delay or prevent a merger, acquisition or other change of control that shareholders may consider favorable, including provisions in our Articles or Bylaws that:
a.provide that the board of directors will be classified into three classes of directors with staggered three-year terms;
b.provide that the board of directors may establish the number of directors (within a range of 5 to 7) and fill any vacancies and newly created directorships;
c.prohibit cumulative voting for directors;
d.prohibit shareholder action by written consent unless unanimous;
e.provide that only the board of directors, chair of the board of directors, chief executive officer or holders of at least 10% of all votes entitled to be cast on an issue may call a special meeting of shareholders;
f.establish advance notice requirements for nominations for election to the board of directors or proposing matters that may be acted upon by shareholders at annual shareholders’ meetings;
g.provide for a heightened quorum requirement applicable to the removal of directors at a special meeting of shareholders;
h.authorize the issuance of “blank check” preferred stock that the board of directors could use to implement a shareholder rights plan;
i.provide that the board of directors is expressly authorized to make, alter or repeal the bylaws; and
j.provide that Washington State courts will be the exclusive forum for certain internal corporate proceedings, including claims asserting a breach of fiduciary duty or violation of the Washington State company law.
These provisions may also discourage or prevent transactions in which shareholders might otherwise receive a premium for their CDIs. These provisions may also limit the price that investors would be willing to pay in the future for the CDIs, thereby depressing the market price of the CDIs. Shareholders who wish to participate in these transactions may not have the opportunity to do so.
In addition, pursuant to a provision in our Articles, we are subject to Chapter 23B.19 of the Revised Code of Washington (the “RCW”), which generally prohibits us from engaging in a “significant business transaction” with an “acquiring person” who acquires 10% or more of our voting shares for a period of five years following the date of the share acquisition, unless either the acquiring person attained such status with the prior approval of the board of directors (“the Board”) or the significant business transaction is approved by the Board and holders of at least two thirds of the votes entitled to be cast by the outstanding voting shares, except shares beneficially owned or under the voting control of the acquiring person. A “significant business transaction” may include a merger, share exchange, asset sale or certain other transactions described in Chapter 23B.19 of the RCW. Generally, an acquiring person is a person, or group of persons, who hold 10% or more of a company’s voting shares. The existence of this provision would be expected to have an anti-takeover effect with respect to transactions not approved in advance by the Board, including discouraging attempts that might result in a premium over the market price for the CDIs held by shareholders.
We have not yet tested our internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). If we identify a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business and the price of our common stock and CDIs.
We have not previously been required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act and therefore are not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. However now, as a registrant, we are required to comply with the SEC’s rules implementing Section 302 and 404 of the Sarbanes-Oxley Act, which will require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we will be required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until fiscal year 2023, the year following our first annual report required to be filed with the SEC. Pursuant to the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company, which may be up to five full fiscal years following this annual report on From 10-K. Accordingly, our internal controls over financial reporting does not currently meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act that we will eventually be required to meet. We will establish formal procedures, policies, processes and practices related to financial reporting and to the identification of key financial reporting risks, assessment of their potential impact and linkage of those risks to specific areas and activities within our organization.
To comply with Section 404, we may need to incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, if we or our independent registered public accounting firm identify continued deficiencies in our disclosure controls and procedures, or deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities could be negatively affected. We could also become subject to investigations by the SEC, the ASX, and other regulatory authorities, which could require additional financial and management resources. In addition, if we fail to remedy any material weakness, our financial statements could be inaccurate and we could face restricted access to capital markets.
Note that in connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2021 (prior year), our auditors had identified a material weakness in our internal control over technical accounting. A material weakness is a deficiency, or a combination of deficiencies, in internal control such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. However the same was concluded to be remediated as of December 31, 2022.
Our Articles provide, subject to exceptions, that the federal and state courts in Washington are the exclusive forum for certain shareholder litigation matters, which could limit our shareholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or our directors, officers, employees or shareholders.
Pursuant to our Articles, unless we consent in writing to the selection of an alternative forum, the state or federal courts located in King County, Washington, will be the exclusive forum for any internal corporate proceeding (as defined by RCW 23B.02.080). The forum selection clause in our Articles may have the effect of discouraging lawsuits against us or our directors and officers and may limit our shareholders’ ability to bring a claim in a judicial forum that they find more favorable for disputes with us or any of our directors, officers, other employees, or shareholders. The exclusive forum provision does not apply to any actions under US federal securities laws.
Alternatively, if a court were to find the choice of forum provision contained in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business, financial condition and results of operations.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 2.    PROPERTIES
Our corporate headquarters is located in Bellevue, WA, where we lease approximately 24,000 square feet of office space and the lease expires in October 2023. Our headquarters facility currently accommodates limited administrative activities. We are actively looking for alternative space and are also evaluating our real estate strategy as it relates to the impact of the COVID-19 pandemic and changing needs of a hybrid workforce. We continually assess our facilities requirements in light of the needs of a hybrid workforce and may make changes to our facilities as necessary. Upon acquisition of TINYpulse in July 2021, we also gained leased office space in Seattle, WA. Internationally, we lease office space in Canada, Germany, and Vietnam. These leases have various expiration dates through 2024.
We believe that our properties are suitable and adequate for our current needs. When our current office leases in Bellevue and Seattle expire in 2023, we plan to acquire a new space with a smaller footprint and believe that it would be readily available on commercially reasonable terms.

ITEM 3.LEGAL PROCEEDINGS
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

ITEM 4.MINE SAFETY DISCLOSURES
Not applicable.

Part II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Our common stock is listed on the ASX under the symbol LME. As of February 24, 2023, there were approximately 1,300 registered holders of our common stock. We have never paid, and have no immediate plans to pay, cash dividends on our common stock.
Preferred Stock
We have no preferred stock issued or outstanding.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item is incorporated by reference from the section entitled “Equity Compensation Plan Information” included in Part III. Item 10 of this Form 10-K.
Recent Sales of Unregistered Securities
None
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
ITEM 6.[ RESERVED ]
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes included in Part II, Item 8 of this Annual Report on Form 10-K.
The following discussion and analysis of our financial condition and results of operations contains forward-looking statements about us and our industry that involve substantial risks, uncertainties and assumptions. All statements other than statements of historical facts contained in this item, including statements regarding factors affecting our business, trends and uncertainties, are forward-looking statements. As a result of many factors including those factors set forth in the “Risk Factors” section of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.
Overview
We are a provider of cloud-based employee experience software solutions (the “Limeade software solutions”) which include Limeade Well-Being and Limeade Listening. We were incorporated in February 2006 in the state of Washington. We are headquartered in Bellevue, Washington and have wholly owned subsidiaries with offices in Canada, Germany, and Vietnam and a branch registered in Australia. These entities provide business development, software development, and support service.
The Limeade software solutions are sold to organizations through a subscription-based revenue model. Our contracted annual recurring revenue (“CARR”), which represents the total value of contracted revenue at a point in time expressed on an annualized basis, assuming no terminations for convenience, was $59.5 million and $56.8 million as of December 31, 2022 and 2021, respectively. Our primary target market for the Limeade Well-Being solution is companies with 5,000 or more employees. For Limeade Listening, the target market is companies with less than 500 employees. We also serve companies with fewer than 500 employees, and non-employer entities including health plans and their member populations.

The following tables show the amount of the revenue derived from different customer categories:

	Number of Customers		Revenue from Customers
Customers with:	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Greater than 5,000 employees	94	120	83%	90%
500 to 4,999 employees	96	32	7%	9%
Less than 500 employees	870	680	10%	1%
Total	1,060	832	100%	100%
We recorded revenue of $56.0 million for the year ended December 31, 2022 compared to revenue of $55.2 million for the year ended December 31, 2021. Our net losses were $13.2 million and $10.0 million for the years ended December 31, 2022 and 2021, respectively and the accumulated deficit was $62.6 million and $49.4 million, respectively.
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
We are currently registered with the ASX and our CDIs are traded on the ASX. In August 2022, we filed our Form 10 with the Securities and Exchange Commission (“SEC”) which became effective in October 2022 and as such became a U.S. public reporting company. However, our stock is not traded on any United States (“US”) stock exchange.
Business Combination
On July 28, 2021, we acquired TINYpulse, a Seattle-based leader in employee listening (engagement) software. We continue to offer the TINYpulse products, now branded as the Limeade Listening solution, to existing customers and are focused on selling Limeade Listening to new customers and markets and developing the products further. The total consideration transferred related to this transaction was $9.1 million of cash consideration and an additional estimated earnout consideration of $0.9 million as of December 31, 2021. The earnout consideration had defined evaluation periods at six, twelve, and eighteen months after the closing date of the acquisition and was to be paid to the pre-merger company if the certain specified CARR targets were met. The estimated earnout consideration was reduced to zero as of September 30, 2022 based on CARR projections and as of December 31, 2022 and the final evaluation date, it was determined that the CARR targets were not met and hence the write off was appropriate. The financial results of the acquired business are included in our consolidated results from the date of acquisition. Refer to Note 14 to our consolidated financial statements for additional information.
Impact of COVID-19
In March 2020, the World Health Organization declared the COVID-19 outbreak to be a pandemic. As a result of the COVID-19 pandemic, we modified certain aspects of our business, including restricting employee travel, requiring employees to work from home, transitioning our employee onboarding and training processes to remote or online programs, and canceling certain events and meetings, among other modifications. In September 2022, we began re-opening certain of our offices. We have also permitted essential business travel and invited employees to return to work on a voluntary basis. We will continue to actively monitor and evaluate the situation taking into account the best interests of our employees, customers, partners, suppliers and stockholders. The effects of these operational modifications are unknown and may not be known until future reporting periods. While we have not experienced significant disruptions to our operations or financial performance from the COVID-19 pandemic to date, we are unable to accurately predict the full impact that COVID-19 will have due to numerous uncertainties, including the duration of the outbreak, the current or a future resurgence of the outbreak in connection with new variants and mutations, the widespread distribution and long-term efficacy of vaccines, the efficacy of vaccines against new variants or mutations, actions that may be taken by governmental authorities, the impact on our business including our sales cycle, sales execution and marketing efforts, and the impact to the business of our customers, vendors and partners. For further discussion of the challenges and risks we confront related to the COVID-19 pandemic, please refer to Part I, Item 1A Risk Factors of this Annual Report on Form 10-K.

Contracted Annual Recurring Revenue (CARR)
We use CARR to better understand and assess the performance of our business as a leading indicator of future revenue performance. CARR also provides a normalized view of customer retention, renewal and expansion, as well as growth from new customers. CARR should be viewed independently of revenue and deferred revenue, and is not intended to be combined with or to replace either of those items. CARR is an unaudited disclosure.
Key Factors Affecting Our Performance
We aim to deliver innovative and valuable employee experience software solutions via the Limeade platform, building on its long track record of strength in employee well-being and engagement. We aim to increase awareness of the benefits of our employee experience platform and solutions. Limeade invests in the essential functions that are expected to help support growth, including roles related to product, research and development, leadership (including general and administrative), sales, marketing, customer success and customer operations. To execute on our initiatives, we have developed a strategy that is primarily based around but not limited to, the following elements:
•Acquire new Limeade Well-Being customers with 5,000 or more employees, primarily in North America;
•Acquire new Limeade Listening customers with 500-5,000 employees;
•Expand populations and upsell solutions and services to all existing customers for all solutions;
•Continue to expand platform and solutions offerings with internal development; and
•Reduce operating expenses through a headcount reduction and operational improvements.
Components of Results of Operations
Revenue
Subscription Revenue
Software-as-a-service (“SaaS”) subscriptions provide customers with a right to access software we host on the web, and services that include when-and-if-available updates and technical support; customers do not have a contractual right to take possession of the software. We typically enter into agreements with a term of three years with our customers but the substantial majority of these contracts allow the customer to terminate at the anniversaries without penalty. Effectively, our subscription arrangements are considered one-year contracts under revenue recognition standard. Subscription fees may be invoiced annually, quarterly, or monthly depending on the terms of the contract.
The nature of the SaaS subscription promise to the customer is to provide continuous access to our application platform. As such, our SaaS offerings are generally viewed as a stand-ready performance obligation comprised of a series of distinct daily services. Customers are granted continuous access to the platform over the contractual period and accordingly revenue related to subscription fees is recognized on a straight-line basis over the subscription term, beginning when the customer first has access to the software.
We also sell third-party SaaS subscriptions such as health coaching and content subscription services, which are contracted for and billed to the customer by us. In these arrangements, we are considered the agent, and therefore, revenue is recognized net of costs charged by our third-party providers on a ratable basis over the subscription period.
Other Revenue
Other revenue includes services pertaining to (i) onsite client program managers which are billed based on the number of managers and the associated fees as stated in the contract and (ii) add-on services like biometric data collection and onsite screenings which are usage-based and billed based on the number of participants. Billings or payments received in advance of other revenue service performance are deferred and are recognized as the services are performed, or ratably over the contract period, depending on the service.
Cost of Revenue and Gross Margin
Cost of revenue includes personnel and related costs including salaries, benefits, related payroll tax and allocated facilities costs for employees in the customer operations and customer success teams who implement and configure Limeade software for new customers and provide ongoing account management services, and the costs of infrastructure hosting the platform. Amortization from our acquired technology intangible asset and capitalized software development costs is expensed to cost of revenue.
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
Sales and Marketing Expenses
Sales and marketing expenses consist of personnel and related costs including salaries, commissions, benefits, payroll tax and allocated facilities costs associated with content generation, lead generation, sales, other marketing activities, and amortization from our customer relationship intangible assets. We expect our sales and marketing expenses to decrease in future periods as headcount will decrease across our sales and marketing teams.
Research and Development Expenses
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
General and Administrative Expenses
General and administrative expenses consist of personnel and related costs including salaries, benefits, payroll tax and allocated facilities costs for finance, legal, human resources and administration employees. These expenses also include professional fees for legal, accounting, tax and other services, and administration and board costs. We expect our general and administrative expenses to decrease in future periods as the costs to register with the SEC were incurred in 2022. Additionally, we do not expect increases to headcount across these departments.
Other Income (Expense), Net
Other income (expense), net consists primarily of foreign exchange gains and losses. For the year ended December 31, 2022, other income includes income from the sublease of one of our leases and the TINYpulse acquisition liability write off.
Income Tax Expense
Our provision for income taxes consists of U.S. federal and state income taxes and income taxes in certain foreign jurisdictions in which we conduct business. Our income tax rate varies from the federal statutory rate due to valuation allowance on U.S. deferred tax assets and foreign tax rates on non-U.S. earnings.

Results of Operations
The following table summarizes results of operations for the periods indicated:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Revenue:
Subscription services	$54,029	$52,172
Other	1,988	3,024
Total revenues	56,017	55,196
Cost of revenue	17,210	15,032
Gross profit	38,807	40,164
Operating expenses:
Sales and marketing	16,903	17,713
Research and development	22,062	20,400
General and administrative	14,031	11,847
Total operating expenses	52,996	49,960
Operating loss	(14,189)	(9,796)
Other income (expense), net	1,002	(144)
Loss before income taxes	(13,187)	(9,940)
Income tax expense	(38)	(25)
Net loss	$(13,225)	$(9,965)

The following table sets forth our results of operations for the periods presented as a percentage of our total revenue:

	Year Ended December 31,
(dollars in thousands)	2022	2021
Revenue:
Subscription services	96%	95%
Other	4%	5%
Total revenues	100%	100%
Cost of revenue	31%	27%
Gross profit	69%	73%
Operating expenses:
Sales and marketing	30%	32%
Research and development	39%	37%
General and administrative	25%	21%
Total operating expenses	95%	91%
Operating loss	(25)%	(18)%
Other income (expense), net	2%	—%
Loss before income taxes	(24)%	(18)%
Income tax expense	—%	—%
Net loss	(24)%	(18)%

Comparison of the Years Ended December 31, 2022 and 2021
Revenue

	Year Ended Dec 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Revenue:
Subscription services	$54,029	$52,172	$1,857	4%
Other	$1,988	$3,024	(1,036)	(34)%
Total revenue	$56,017	$55,196	$821	1%
Subscription services revenue increased $1.9 million, or 4%. This change was primarily due to an increase of $4.4 million in survey revenue from the business combination with TINYpulse, which we acquired in July 2021 offset by a $2.5 million reduction of revenue related to performance guarantees for services sold.
Other revenue decreased by $1.0 million, or 34%, primarily due to a decrease in biometric screening services sold.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended Dec 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Cost of revenue	$17,210	$14,982	$2,228	15%
Gross profit	$38,807	$40,164	(1,357)	(3)%
Gross margin	69%	73%
Cost of revenue increased by $2.2 million, or 15%. This was primarily due to an increase of $1.2 million in headcount costs, an increase of $0.7 million in amortization of capitalized software development costs, and an increase of $0.3 million in our third-party cloud infrastructure costs. Costs associated with our customer operations and customer success teams are primarily personnel and related costs.
Gross margin decreased from 73% for the year ended December 31, 2021, to 69% for the year ended December 31, 2022. The decrease in gross margin was primarily due to increased resources needed to implement accessibility and security enhancements to our product and to execute customer upgrades to new platform technology.
Sales and Marketing Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Sales and marketing	$16,903	$17,713	$(810)	(5)%
Sales and marketing expenses decreased by $0.8 million, or 5%, primarily due to a $0.8 million decrease of marketing costs caused by reduced marketing activities and other travel and consultant costs.
Research and Development Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Research and development	$22,062	$20,400	$1,662	8%
Research and development expenses increased by $1.7 million, or 8%, primarily due to an increase of $4.6 million in personnel and related costs resulting from increased headcount, an increase of $0.6 million in software costs partially offset by a decrease of $3.5 million in capitalized software development costs.

General and Administrative Expenses

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
General and administrative	$14,031	$11,847	$2,184	18%
General and administrative expenses increased by $2.2 million, or 18%, primarily due to an increase in professional services related to the registration of our common stock with the SEC in 2022. An additional driver was costs related with personnel.
Other Income (Expense), Net

	Year Ended December 31,		Change
(dollars in thousands)	2022	2021	Amount	%
Other income (expense), net	$1,002	(144)	$(1,146)	796%
There was a $1.1 million change in other income (expense) primarily due the TINYpulse acquisition liability write off in the third quarter of 2022.
Liquidity
Our principal source of liquidity as of December 31, 2022 is cash and cash equivalents of $2.6 million, which consists of bank deposits and a revolving credit facility of $10.0 million (see below). We have funded our operations primarily from revenue from the sale of our products, proceeds from the issuance of our equity securities and borrowings under our debt arrangements.
We have a loan and security agreement with Comerica Bank which is subject to borrowing base limitations.
In August 2022, we entered into an amendment to the Credit Facility which modified the terms of the loan and extended the maturity date to December 31, 2023, at which time any amounts outstanding become due and payable.
On January 19, 2023 and February 23, 2023, the Company executed subsequent amendments which reduced the borrowing capacity from $15.0 million to $10.0 million and added an adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) requirement wherein the Company is required to achieve and maintain certain minimum adjusted EBITDA at the various measurement periods outlined in the amendment. The maturity date of the Credit Facility has been extended to March 31, 2024. The amendments temporarily limit the borrowing capacity to $6.0 million until certain administrative tasks have been performed. Thereafter the borrowing capacity increases to $10.0 million.
The Credit Facility includes affirmative and negative covenants, which we were in compliance with as of December 31, 2022. Interest on outstanding borrowings is equal to the Prime rate and Prime Referenced Rate shall not be less than the greater of (i) the sum of Secured Overnight Financing Rate (SOFR Rate) plus 2.50% per annum, or (ii) two and one-half percent (2.50%) per annum. If, at any time, Bank determines that it is unable to determine or ascertain the SOFR Rate for any day, the Prime Referenced Rate for each such day shall be the Prime Rate in effect at such time, but not less than two and one-half percent (2.50%) per annum.
We have a balance of $2.5 million outstanding under the Credit Facility as of December 31, 2022, and the net loan availability as of that date was $3.4 million. In January 2023, we borrowed an additional $2.5 million on the Credit Facility bringing the total borrowed balance to $5.0 million. The obligations under the Credit Facility are collateralized by our receivables, we expect to be able to consistently access between $5.0 million and $8.0 million.
As of December 31, 2022, as reflected in the accompanying consolidated financial statements, the Company had a cash balance of $2.6 million, a net loss of $13.2 million, a working capital deficit of $18.8 million, net cash used in operating activities of $6.4 million, and an accumulated deficit of $62.6 million. As such, we signed the amendment in February 2023, extending the maturity date, implemented a reduction-in-force affecting approximately 15% of our employees in January 2023, which we expect will result in additional cost savings, and have further plans to manage other headcount-related costs. Management believes that its current cash position, the available line of credit supplemented by its cost savings from the reduction in force, when combined with prudent expense management, will be sufficient to meet our working capital and capital expenditure needs for the foreseeable future.

Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of operating leases for office space and debt. For more information regarding our obligations for leases and debt, refer to Notes 11 and 13, respectively, in Part II, Item 8. Financial Statements.
Cash Flows
The following table summarizes our cash flows for the periods presented:

	Years Ended December 31,
(in thousands)	2022	2021
Net cash provided by (used in) operating activities	$(6,436)	$(5,208)
Net cash used in investing activities	(7,615)	(12,927)
Net cash provided by (used in) financing activities	2,520	601
Cash Flows from Operating Activities
Cash used in operating activities for the year ended December 31, 2022, was $6.4 million, which primarily consisted of a net loss of $13.2 million, adjusted for non-cash items of $6.3 million and a net change in net operating assets and liabilities of $0.6 million. The non-cash charges primarily consisted of $3.0 million in depreciation and amortization, $2.4 million in stock-based compensation expense, $1.4 million in non-cash operating lease expense, $0.9 million change in fair value of earnout liability and $0.3 million in amortization of capitalized sales commissions. The primary drivers of changes in operating assets and liabilities related to an increase of $2.1 million in trade receivables, $1.4 million in capitalized sales commissions, $2.4 million in accrued expenses and other current liabilities and $2.8 million in deferred revenue. This was partially offset by a decrease of $1.5 million in operating lease liabilities.
Cash used in operating activities for the year ended December 31, 2021, was $5.2 million, which primarily consisted of a net loss of $10.0 million, adjusted for non-cash items of $5.0 million and a net change in net operating assets and liabilities of $0.3 million. The non-cash items primarily consisted of $2.1 million in depreciation and amortization, $1.9 million in stock-based compensation expense and $1.0 million of non-cash operating lease expense. The primary drivers of changes in operating assets and liabilities related to a decrease of $2.1 million in trade payables, an increase of $1.5 million in prepaid expenses and other current assets, a decrease of $0.8 million in operating lease liabilities and an increase of $0.7 million in capitalized sales commission. This was partially offset by an increase of $2.4 million in deferred revenue, an increase of $1.6 million in accrued expenses and other current liabilities and a decrease of $0.7 million in accounts receivable.
Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2022, was $7.6 million, which consisted of $7.3 million in capitalized software development costs and $0.3 million for purchases of property and equipment.
Cash used in investing activities for the year ended December 31, 2021, was $12.9 million, which consisted of $9.1 million in cash paid for the TINYpulse acquisition, $3.7 million in capitalized software development costs and $0.2 million for purchases of property and equipment.
Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2022, was $2.5 million which includes gross proceeds of $2.5 million from borrowings under the Credit Facility described above, a debt repayment of $0.1 million and $0.1 million from exercise of stock options.
Cash provided by financing activities for the year ended December 31, 2021, consisted of $0.6 million in proceeds from exercise of stock options.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the US. The preparation of our consolidated financial statements requires us to make judgements, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenue and expenses. We base our assumptions, judgements and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgements.
Our significant policies are described in Note 2 to our consolidated financial statements elsewhere in this Registration Statement. We believe that the following estimates are critical to understanding our historical and future performance, as these relate to the more significant areas involving management’s judgments and estimates and therefore involve a greater degree of estimation uncertainty.
Revenue Recognition
We derive revenue from two primary sources: subscription revenues and other revenues. Subscription revenues consists of fees from customers for access to the Limeade software platform and fees from customers for value-added services provided by third parties. Other revenues consist of fees from customers for add-on services and onsite client program managers.
We use judgment in determining the standalone selling price (“SSP”) for each distinct performance obligation. We typically have more than one SSP for each product and service based on customer stratification, which is based on the size of the customer, their geographic region and market segment. For cloud-based subscriptions, SSP is generally observable using standalone sales and/or renewals. We evaluate contracts with customers that include options to purchase additional goods or services to determine whether the options give rise to a material right, which is a separate performance obligation. If we determine the options give rise to a material right, the revenue allocated to such right is not recognized until the option is exercised or the option expires.
Our contracts with customers generally include performance or service level guarantees, which obligate us to certain service performance deliverables such as minimum engagement rates, minimum scores on customer satisfaction surveys and web-site uptime requirements. These guarantees are treated as variable consideration, which reduces the total transaction price for individual contracts. We monitor compliance with performance guarantees throughout the duration of each contract and have a history of meeting contract performance guarantees. Our estimated achievement of performance guarantees is subject to estimation uncertainty. If our actual achievement differs from our estimate, an adjustment to revenue will be recorded in a subsequent period, which would impact our results of operations.
Business Combinations
Under the acquisition method, we allocate the fair value of the purchase price for each acquisition to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill. The determination of the fair value of identifiable intangible assets acquired, including customer relationships, involves certain judgments and estimates. As part of the estimation process, third-party valuation specialists can be engaged to assist in the valuation of certain of these assets and liabilities, including the identifiable intangible assets. In determining the fair value of the assets acquired and liabilities assumed, these judgments can include, but are not limited to, the valuation methodology (i.e. income approach, market approach and/or cost approach), future expected cash flows, and discount rate. We typically use an income approach to value the identifiable intangible assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ materially from estimates. The estimated fair values assigned to assets acquired and liabilities assumed in a purchase price allocation can have a significant effect on future results of operations. For example, a higher fair value assigned to intangible assets results in higher amortization expense, which results in lower net income.
Our estimates associated with the accounting for business combinations may change as additional information becomes available regarding the assets acquired and liabilities assumed. Any change in facts and circumstances that existed as of the acquisition date and impacts our preliminary estimates is recorded to goodwill if identified within the measurement period. Subsequent to the measurement period or our final determination of fair value of assets and liabilities whichever is earlier the adjustments will affect our earnings.
Deferred Commissions
We capitalize sales commissions that are considered to be incremental to the acquisition of customer contracts, which are then amortized on a straight-line basis over an estimated period of benefit. To determine the period of benefit of our deferred commissions, we evaluate the type of costs incurred, the nature of the related benefit, and the specific facts and circumstances of our arrangements. We determine the period of benefit for commissions paid for the acquisition of the initial subscription contract by taking into consideration our historical initial and renewal contractual terms and estimated renewal rates. We determine the period of benefit for commissions on renewal subscription contracts by considering the average contractual term for renewal contracts. We evaluate these assumptions at least annually and periodically review whether events or changes in circumstances have occurred that could impact the period of benefit. Any future changes in circumstances around our customer life and average contractual terms of renewal contracts may materially change the periods of benefit and therefore the amortization amounts recognized in our consolidated statements of operations.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, refer to Note 2 to our consolidated financial statements appearing under Part II, Item 8.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates.
As of December 31, 2022, we had $2.5 million in variable rate debt outstanding. All the borrowings mature on December 31, 2023. The borrowings accrue interest at Prime Referenced Rate which is the greater of (i) the sum of Secured Overnight Financing Rate (SOFR Rate) plus 2.50% per annum, or (ii) two and one-half percent (2.50%) per annum. If the SOFR Rate for any day cannot be determined, the Prime Referenced Rate for each such day shall be the Prime Rate in effect at such time, but not less than two and one-half percent (2.50%) per annum (7.5% as of December 31, 2022) A hypothetical increase or decrease of 100 basis points in the aforementioned prime rate would not have a material impact on our financial position or results of operations.
Foreign Currency Exchange Risk
There was no material foreign currency risk for the year ended December 31, 2022.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Deloitte & Touche LLP 1015 Second Avenue Suite 500 Seattle, WA 98104 Tel: +1 206 716 7000 www.deloitte.com
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Limeade, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Limeade, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Limeade, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Deloitte & Touche LLP
Seattle, Washington
February 28, 2023
We have served as the Company’s auditor since 2019.

Limeade, Inc.
Consolidated Balance Sheets
(in thousands, except shares and per share data)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$2,559	$13,939
Accounts receivable, net of allowance for doubtful accounts of $268 and $93, respectively	10,862	8,709
Capitalized sales commissions	716	271
Prepaid expenses and other current assets	6,105	5,433
Total current assets	20,242	28,352
Property and equipment, net	413	441
Capitalized software development costs, net	14,634	8,895
Capitalized sales commissions, net of current portion	1,023	399
Operating lease right-of-use assets	1,236	2,638
Goodwill	8,562	8,562
Intangible assets, net	2,830	3,926
Other non-current assets	411	327
Total assets	$49,351	$53,540

Liabilities and stockholders' equity
Current liabilities
Trade payables	$2,719	$2,058
Accrued expenses and other current liabilities	13,056	10,703
Operating lease liabilities	1,328	1,531
Deferred revenue	16,344	13,528
Customer deposits	3,152	2,578
Revolving credit facility	2,450	—
Acquisition earnout liability	—	110
Total current liabilities	39,049	30,508
Operating lease liabilities, net of current portion	38	1,363
Acquisition earnout liability, net of current portion	—	790
Deferred tax liability	13	10
Total liabilities	39,100	32,671
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock (no par value, 10,000,000 shares authorized, zero shares issued and outstanding as of December 31, 2022 and 2021, respectively)	—	—
Common stock (no par value, 550,000,000 shares authorized, 257,245,284 and 253,621,067 shares issued and outstanding as of December 31, 2022 and 2021, respectively)	—	—
Additional paid-in capital	72,735	70,241
Accumulated other comprehensive income	148	35
Accumulated deficit	(62,632)	(49,407)
Total stockholders' equity	10,251	20,869
Total liabilities and stockholders' equity	$49,351	$53,540
The accompanying notes are an integral part of these consolidated financial statements.

Limeade, Inc.
Consolidated Statements of Operations
(in thousands, except shares and per share data)

	Year Ended December 31,
	2022	2021
Revenue:
Subscription services	$54,029	$52,172
Other	1,988	3,024
Total revenue	56,017	55,196
Cost of revenue	17,210	15,032
Gross profit	38,807	40,164
Operating expenses:
Sales and marketing	16,903	17,713
Research and development	22,062	20,400
General and administrative	14,031	11,847
Total operating expenses	52,996	49,960
Loss from operations	(14,189)	(9,796)
Other income (expense), net	1,002	(144)
Loss before income taxes	(13,187)	(9,940)
Income tax benefit (expense)	(38)	(25)
Net loss	$(13,225)	$(9,965)
Net loss per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.04)
Weighted-average shares of common stock outstanding, basic and diluted	255,366,730	250,356,000
The accompanying notes are an integral part of these consolidated financial statements.

Limeade, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2022	2021
Net loss	$(13,225)	$(9,965)
Other comprehensive income (loss):
Foreign currency translation adjustments	113	248
Total comprehensive loss	$(13,112)	$(9,717)
The accompanying notes are an integral part of these consolidated financial statements.

Limeade, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except shares)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
BALANCE, December 31, 2020	247,420,156	$—	$67,586	$(39,442)	$(213)	$27,931
Exercise of stock options and release of restricted stock units	6,200,911	—	768	—	—	768
Stock-based compensation	—	—	1,887	—	—	1,887
Gain/(loss) on translation adjustments	—	—	—	—	248	248
Net loss	—	—	—	(9,965)	—	(9,965)
BALANCE, December 31, 2021	253,621,067	—	70,241	(49,407)	35	20,869
Exercise of stock options and release of restricted stock units	3,624,217	—	70	—	—	70
Stock-based compensation	—	—	2,424	—	—	2,424
Gain/(loss) on translation adjustments	—	—	—	—	113	113
Net loss	—	—	—	(13,225)	—	(13,225)
BALANCE, December 31, 2022	257,245,284	$—	$72,735	$(62,632)	$148	$10,251
The accompanying notes are an integral part of these consolidated financial statements.

Limeade, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,225)	$(9,965)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,996	2,077
Stock-based compensation	2,424	1,887
Non-cash operating lease expense	1,403	1,013
Amortization of capitalized sales commissions	362	47
Change in fair value of acquisition earnout liability	(900)	—
Foreign currency transactions	(24)	35
Other	—	(19)
Changes in operating assets and liabilities
Accounts receivable	(2,155)	713
Prepaid expenses and other current assets	(671)	(1,537)
Capitalized sales commission	(1,430)	(717)
Other non-current assets	(85)	64
Trade payables	661	(2,114)
Accrued expenses and other current liabilities	2,356	1,645
Deferred revenue	2,816	2,389
Customer deposits	565	79
Operating lease liabilities	(1,529)	(805)
Net cash provided by (used in) operating activities	(6,436)	(5,208)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(7,330)	(3,655)
Purchases of property and equipment	(285)	(181)
Cash paid for acquisition, net	—	(9,091)
Net cash provided by (used in) investing activities	(7,615)	(12,927)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings (net of issuance costs) under revolving credit facility	2,450	—
Proceeds from exercise of stock options	70	601
Net cash provided by (used in) financing activities	2,520	601
Foreign currency effect on cash and cash equivalents	151	(24)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,380)	(17,558)
CASH AND CASH EQUIVALENTS
Beginning of year	13,939	31,497
End of year	$2,559	$13,939
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$59	$1
Cash paid for taxes	$22	$28
NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Property and equipment included in accounts payable	$16	$2
Fair value of acquisition earnout liability	$—	$900
The accompanying notes are an integral part of these consolidated financial statements.

Limeade, Inc.
Notes to Consolidated Financial Statements
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
Certain Significant Risks and Uncertainties
The Company operates in a dynamic industry and accordingly, can be affected by a variety of factors. Management believes that changes in several areas could have a significant negative effect on the Company in terms of the Company’s future financial position and results of operations or cash flows. These areas include increasing demand for the Company’s products and services, reliance on key personnel including the ability to attract and retain qualified employees and key personnel, competition from other companies with greater financial, technical, and marketing resources, scaling and adaptation of existing technology and network infrastructure, management of the Company’s stabilization, and protection of the Company’s brand and intellectual property, among other things.
In light of the current weak economic conditions, including as a result of recessions, or other adverse economic changes, financial and credit market fluctuations, military conflict, including the continuing war between Russia and Ukraine, and public health crises, such as the COVID-19 pandemic, the Company is currently unable to fully determine its future impact on the Company’s business. However, the Company is monitoring these factors and its potential effect on the Company’s financial position, results of operations, and cash flows.
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying consolidated financial statements include those of the Company and its subsidiaries after elimination of all intercompany accounts and transactions. These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).
Liquidity
The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.
As of December 31, 2022, as reflected in the accompanying consolidated financial statements, the Company had a cash balance of $2.6 million, a net loss of $13.2million, a working capital deficit of $18.8 million, net cash used in operating activities of $6.4 million, and an accumulated deficit of $62.6 million. As such, we signed the amendment in February 2023 extending the maturity date, implemented a reduction-in-force affecting approximately 15% of our employees in January 2023 which will result in additional cost savings, and have further plans to manage other headcount-related costs. Management believes that its current cash position, the available line of credit supplemented by its cost savings from the reduction in force, when combined with prudent expense management, will be sufficient to meet our working capital and capital expenditure needs for at least one year from the date these consolidated financial statements are issued.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates include revenue recognition, allowances for doubtful accounts, useful lives of property and equipment and capitalized software development costs, assumptions used in stock-based compensation, measurement of the valuation allowance for deferred tax assets and estimates of fair value of acquired assets and liabilities. Actual results could differ from management’s estimates and assumptions.
Recent market conditions and the COVID-19 pandemic has introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed.
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
Credit risk with respect to accounts receivable is dispersed based on the number of the customers. No single customer represented more than 10% of total revenue during the years ended December 31, 2022 and 2021.
Segments
The Company operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the chief executive officer. The CODM assesses the performance of the Company and makes allocation decisions.
The Company’s long-lived assets are primarily located in the US. Revenue by geographical region is included in Note 7.
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
Property and Equipment
Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is reported in the consolidated statement of operations within the operating expense category that benefits from the use of the asset. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

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
Goodwill, Intangible Assets, and Other Long-Lived Assets
The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized software development costs, operating lease right-of-use assets and acquired intangible assets. Acquired finite-lived intangible assets consist of acquired technology and customer relationships, which are amortized over their estimated useful lives. Amortization expense for these intangible assets is included in the cost of revenue and sales & marketing lines of the consolidated statements of operations.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. Impairment testing is performed at the reporting unit level. Management has determined that there was no impairment of long-lived assets for the years ended December 31, 2022 and 2021.
Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition and is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. There was no impairment of goodwill recorded for the years ended December 31, 2022 and 2021, respectively.
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
Subscription Revenue
SaaS subscriptions provide customers with a right to access software hosted by the Company on the web, and services that include when-and-if-available updates and technical support; customers do not have a contractual right to take possession of the software. We typically enter into agreements with a term of three years with our customers but the substantial majority of these contracts allow the customer to terminate at the anniversaries without penalty. Effectively, our subscription arrangements are considered one-year contracts under the revenue recognition standard. Subscription fees may be invoiced annually, quarterly, or monthly.
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
Other Revenue
Other revenue includes services pertaining to (i) onsite client program managers which are billed based on the number of managers and the associated fees as stated in the contract and (ii) add-on services like biometric data collection, and onsite screenings which are usage-based and billed based on the number of participants. Billings or payments received in advance of other revenue service performance are deferred and are recognized as the services are performed, or ratably over the contract period, depending on the service.
Performance Obligations
The Company provides multiple services under its contracts with customers comprising subscription, implementation services and onsite management. The Company identifies performance obligations in its contracts with customers by evaluating whether individual services are distinct. The Company considers a service distinct if it is (i) capable of being distinct and (ii) distinct within the context of the agreement. Services that are not distinct are combined into a single performance obligation.
The Company determines the transaction price based on the amount of consideration it expects to receive in exchange for transferring the promised goods or services to the customer. It allocates the transaction price in the contract to each distinct performance obligation in an amount that depicts the relative amount of consideration it expects to receive in exchange for satisfying each performance obligation. Revenue is recognized when performance obligations are satisfied.

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
Judgments and Estimates
Contracts with customers often include promises to transfer multiple products and services. Determining whether products and services are considered distinct performance obligations that should be accounted for separately from one another requires judgment. The Company’s contracts often require it to perform certain setup and implementation services so that its customers can appropriately utilize its subscription products. Implementation services are not capable of being distinct from the subscription service. Instead, they are combined with the Company’s subscription services and recognized ratably over the term of the customer contract. In future periods, these services may qualify as distinct performance obligations which may require further transaction price allocation and earlier recognition of revenue for a portion of customer contracts.
Judgment is also required to determine the standalone selling price (“SSP”) for each distinct performance obligation. The Company typically has more than one SSP for each of its products and services based on customer stratification, which is based on the size of the customer, their geographic region, and market segment. For cloud-based subscriptions, SSP is generally observable using standalone sales and/or renewals. The Company evaluates contracts with customers that include options to purchase additional goods or services to determine whether the options give rise to a material right, which is a separate performance obligation. If the Company determines the options give rise to a material right, the revenue allocated to such right is not recognized until the option is exercised or the option expires.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. The Company’s commission plans through June 30, 2021 include substantive service conditions that need to be met before a commission associated with a contract (or group of contracts) is actually earned by the salesperson. In such cases, some or all of the sales commission may not be incremental costs incurred to obtain a contract with the customer since the costs were not actually incurred solely as a result of obtaining a contract with a customer. Rather the costs were incurred as a result of obtaining a contract with a customer and the salesperson providing ongoing services to the entity for a substantive period. In the second quarter of 2021, the substantive service conditions were removed from the commission plans. Accordingly, sales commissions paid for the acquisition of the initial subscription contract relating to sales made in the second half of 2021 and full year 2022 were capitalized and will be amortized over the estimated customer life of 36 months.
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
The Company determines whether its uncertain tax positions are more likely than not to be sustained upon examination based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company does not have any uncertain tax positions as of December 31, 2022 or December 31, 2021.
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
Leases
The Company adopted ASC Topic 842, Leases (“ASC 842”) on January 1, 2019. Under ASC 842, the Company determines if an arrangement is a lease at inception, and leases are classified at commencement as either operating or finance leases. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of the future minimum lease payments over the lease term. Operating lease ROU assets are presented in long-term assets in the consolidated balance sheets and operating lease expense is recognized on a straight-line basis over the lease term. As most of the Company’s operating leases do not provide an implicit rate, management uses its incremental borrowing rate, available at the commencement date, in determining the present value of future payments. This rate is an estimate of the collateralized borrowing rate it would incur on the future lease payments over a similar term based on the information available at commencement date. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise that option.
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
Net Loss per Share Attributable to Common Stockholders
The Company calculates basic net loss per share by dividing net loss by the weighted-average number of the Company’s common stock shares outstanding during the respective period. The Company calculates diluted net loss per share by adjusting basic net loss per share for the potential dilutive impacts of outstanding stock options and restricted stock units (“RSUs”).The denominator of the diluted net loss per share calculation is adjusted for these securities if the impact of doing so increases net loss per share.
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
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because of the impact of including them would have been anti-dilutive:

	December 31,
	2022	2021
Stock options	26,753,357	20,249,586
RSUs	9,391,808	7,184,250
Total	36,145,165	27,433,836
Accounting Pronouncements Not Yet Adopted
In June 2020, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. As a smaller reporting company, this guidance requires an entity to measure and recognize expected credit losses for certain financial instruments and financial assets, including trade receivables. This guidance is effective for the Company on January 1, 2023 with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures and does not expect a material impact.
NOTE 3 – FAIR VALUE MEASUREMENTS
Cash equivalents invested in money market funds are classified as Level 1. Acquisition earnout liabilities are classified as Level 3 because the Company uses unobservable inputs to value them, reflecting its assessment of the assumptions market participants would use to value these liabilities (refer to Note 14). Changes in the fair value of earnout liabilities are recorded in other income (loss), net in the consolidated statements of operations. The following tables summarizes the valuation of financial instruments within the fair-value hierarchy as of December 31, 2022 and December 31, 2021.

December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$—	$—	$—	$—
Liabilities:
Acquisition earnout liability	$—	$—	$—	$—

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Assets:
Cash equivalents	$379	$379	$—	$—
Liabilities:
Acquisition earnout liability	$900	$—	$—	$900

NOTE 4 – BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

	December 31,
(in thousands)	2022	2021
Prepaid gift card costs	$4,001	$3,296
Prepaid software	1,386	1,556
Prepaid insurance	150	97
Prepaid marketing	57	164
Other	511	320
Total prepaid expenses and other current assets	$6,105	$5,433
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
Property and Equipment
Property and equipment consists of the following:

	December 31,
(in thousands)	2022	2021
Computer equipment and software	$2,001	$1,745
Furniture and equipment	660	660
Leasehold improvements	606	607
Total	3,267	3,012
Less: accumulated depreciation and amortization	(2,854)	(2,571)
Total property and equipment, net	$413	$441
Depreciation and amortization expense for property and equipment was $0.3 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.
Capitalized Software Development Costs
The Company capitalized $7.3 million and $3.7 million of internally developed software costs for the years ended December 31, 2022 and 2021, respectively. Amortization expense related to capitalized software was $1.6 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively, and is included in cost of revenue in the consolidated statements of operations. Further the Company recorded accumulated amortization of $3.8 million and $2.2 million as of December 31, 2022 and 2021, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
(in thousands)	2022	2021
Accrued gift card liability	$5,390	$3,978
Accrued compensation	4,057	3,748
Accrued vendor costs	2,036	1,927
Performance guarantee liability	1,150	710
Other	423	340
Total accrued expenses and other current liabilities	$13,056	$10,703
NOTE 5 – GOODWILL AND INTANGIBLE ASSETS
Intangible Assets
Finite-lived intangible assets consisted of the following:

		December 31, 2022
(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	5	$4,878	$(2,478)	$2,400
Technology	5	600	(170)	430
Total intangible assets		$5,478	$(2,648)	$2,830

		December 31, 2021
(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	5	$4,878	$(1,502)	$3,376
Technology	5	600	(50)	550
Total intangible assets		$5,478	$(1,552)	$3,926
Amortization expense for finite-lived intangible assets for the years ended December 31, 2022 and 2021, was $1.1 million, and $0.7 million, respectively.
Estimated future amortization expense of intangible assets as of December 31, 2022 is as follows:

(in thousands)
2023	$970
2024	720
2025	720
2026	420
Total	$2,830
NOTE 6 – 401(k) Plan
In September 2011, the Company adopted a retirement plan (the "401(k) Plan") under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees of the Company who meet minimum age and service requirements and allows for participants to defer a portion of their annual compensation on a pre-tax basis subject to annual regulatory contribution limitations. Plan assets are held separately from those of the Company in funds under the control of a third-party trustee.

In October 2020, the Company amended the 401(k) Plan to include an employer matching contribution retroactive to January 1, 2020, with 100% immediate vesting. The Company will make matching contributions of 50% to each participant's before-tax and Roth elective contributions, limited to 3% of the participant's compensation each pay period for each employee who has met the match contribution eligibility criteria. For the years ended December 31, 2022 and 2021, the Company had accrued $0.2 million and $0.1 million, respectively, related to the Company matching contribution. These amounts are included in accrued expenses and other current liabilities in the consolidated balance sheets.
NOTE 7 – REVENUE AND DEFERRED REVENUE
Disaggregation of Revenue
The following table summarizes revenue by geographic area, which is based on the billing address of the customer:

	December 31,
(in thousands)	2022	2021
Revenue:
United States	$52,522	$53,061
Other	3,495	2,135
Total revenue	$56,017	$55,196
Performance Guarantees
Reserves for estimated contract performance guarantees are established based on historical performance and are recognized as a reduction of revenue and as accrued expenses and other current liabilities in the consolidated balance sheets. The performance guarantee reserve liability is $1.2 million and $0.7 million as of December 31, 2022 and 2021, respectively.
Contract Costs
The activity of the deferred contract acquisition costs consisted of the following:

	December 31,
(in thousands)	2022	2021
Beginning balance	$670	$—
Capitalization of contract acquisition costs	1,430	717
Amortization of deferred contract acquisition costs	(362)	(47)
Ending balance	$1,738	$670
Contract Assets and Contract Liabilities
Contract assets represent the portion of the transaction price from a contract with a customer where control has transferred, but for which the Company currently does not have the contractual right to invoice. The Company did not have any contract assets as of December 31, 2022 or December 31, 2021.
Contract liabilities consist of deferred revenue. Timing may differ between the satisfaction of performance obligations and the billing and collection of amounts related to contracts with customers. Revenue is deferred for amounts that are billed in advance of the satisfaction of performance obligations.
Deferred revenue as of December 31, 2022, is expected to be recognized within the next 12 months as the revenue recognition criteria are met.
A summary of the activity impacting deferred revenue balances are presented below:

	December 31,
(in thousands)	2022	2021
Beginning balance	$13,528	$10,089
Additional amounts deferred	58,833	58,635

Revenue recognized	(56,017)	(55,196)
Ending balance	$16,344	$13,528
NOTE 8 – INCOME TAXES
Domestic and foreign components of loss before income tax are as follows:

	December 31,
(in thousands)	2022	2021
Domestic	$(11,051)	$(9,863)
Foreign	(2,136)	(77)
Total	$(13,187)	$(9,940)
Major components of the income tax provision are as follows:

	December 31,
(in thousands)	2022	2021
Current
Federal	$—	$—
State	29	5
Foreign	5	15
Total current income tax provision	34	20
Deferred
Federal	4	5
State	—	—
Foreign	—	—
Total deferred income tax provision (benefit)	4	5
Total	$38	$25
The statutory tax rate used was 21% at December 31, 2022 and 2021. A reconciliation of the U.S. federal statutory tax rate to the Company's provision for income taxes is as follows:

	December 31,
(in thousands)	2022	2021
Tax at statutory rate	$(2,776)	$(2,207)
State taxes	23	4
Stock-based compensation	88	129
Federal tax credits	728	(688)
Foreign rate differential	29	(70)
Transaction cost - TINYpulse	—	64
Deferred	—	99
Change in valuation allowance	2,675	2,675
Other	(729)	19
Total	$38	$25
Operating Loss Carryforwards
At December 31, 2022 and 2021, the Company had federal net operating loss carryforwards of approximately $46.9 million and $50.9 million, respectively, which may be used to offset future taxable income. The carryforwards, excluding $17.8 million of operating loss carryforwards that are indefinite-lived, will expire starting in 2028. The Company’s ability to utilize its carryforwards is dependent on generating sufficient taxable income prior to their expiration. A full valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to realize the Company’s tax loss carryforwards and other deferred tax assets.
Current tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change, as defined by Section 382 of the Internal Revenue Code. Since the losses incurred are fully reserved by a valuation allowance, any limitation related to Section 382 will not have a material impact on the financial statement. The limitation on net operating loss carryforwards could impact the deferred tax asset and corresponding valuation allowance below.
Deferred Tax Assets and Liabilities
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31,
(in thousands)	2022	2021
Deferred tax assets:
Net operating loss	$11,804	$12,268
174 Capitalization	2,764	—
Nondeductible reserves	844	396
Research and development credit carryforward	2,525	3,252
Lease liabilities	203	485
Equity Compensation	831	363
Other	90	82
Total deferred tax assets	19,061	16,846
Deferred tax liabilities:
Software development costs	(1,563)	(1,988)
Right-of-use assets	(186)	(419)
TINYpulse intangible assets	(594)	(773)
Other	(400)	(20)
Total deferred tax liabilities	(2,743)	(3,200)
Net deferred tax assets before valuation allowance	16,318	13,646
Valuation allowance	(16,331)	(13,656)
Net deferred tax liability	$(13)	$(10)
Net operating loss carryforward	$46,873	$50,930
The Company adheres to requirements for uncertain tax positions, which had no financial statement impact to the Company upon adoption due to the existing valuation allowance on deferred tax assets. The Company files income tax returns in the U.S. federal and several state jurisdictions. As of December 31, 2022 and 2021, there is no accrued interest or penalties recorded in the consolidated financial statements.
Due to the Company’s net operating loss and tax credit carryforwards, all federal and state tax returns are subject to tax examinations since the Company’s inception.
NOTE 9 – STOCKHOLDERS' EQUITY
The Company is authorized to issue two classes of stock designated as common stock and preferred stock. No shares of preferred stock were outstanding as of December 31, 2022 and 2021.
Common Stock
As of December 31, 2022, there were 257,245,284 shares of common stock issued and outstanding. At December 31, 2021, there were 253,621,067 shares of common stock issued and outstanding. Common stock of the Company has no preferences or privileges and is not redeemable. Holders of common stock of the Company are entitled to one vote for each share of common stock held.
Common Shares Reserved for Future Issuance
The following shares of common stock have been reserved for future issuance:

	December 31,
	2022	2021
Common stock options and restricted stock units outstanding	36,145,165	27,628,500
Common stock and restricted stock units available for grant	18,135,949	23,885,495
Total common shares reserved for future issuance	54,281,114	51,513,995
NOTE 10 – STOCK-BASED COMPENSATION
Effective December 20, 2019, the Company adopted the 2019 Omnibus Incentive Plan (the “2019 Plan”) and terminated the Company’s authority to grant new awards under the 2006 Stock Plan (the “2006 Plan”) and the 2016 Stock Plan (the “2016 Plan”). The 2016 Plan and 2006 Plan were stockholder approved plans that authorized shares of the Company’s common stock for issuance to employees, directors, and consultants through incentive stock options, non-statutory stock options, or stock purchase right agreements. The 2019 Plan has a total of 46,822,211 shares reserved and available for issuance to employees, directors, and consultants through incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants, restricted stock unit grants, performance grants, and other grants, of which 18,135,949 and 23,885,495 shares remained available for grant as of December 31, 2022 and 2021, respectively.
The Board of Directors determines the option exercise price and generally grants stock options at exercise prices that equal or exceed the fair value of the common stock on the date of grant. The terms of the options may not exceed ten years. Vesting terms are determined by the Board of Directors and generally vest over four years, with 25% vesting after 12 months and 75% vesting ratably over the remaining 36 months.
In determining the fair value of stock options granted to employees, the following assumptions were used in the Black-Scholes option-pricing model for the following:

	December 31,
	2022			2021
Per share value of common stock	$0.10	—	$0.34	$0.47	—	$1.22
Risk-free interest rates	1.67%	—	3.38%	0.71%	—	0.99%
Expected term (in years)	5.60			5.43	—	5.60
Dividend rate	—%			—%
Volatility	74.40%			71.55%	—	79.23%
The per share value of common stock was based on the Company's stock price as of each grant date. The risk-free interest rates are based on the implied yield currently available in U.S. Treasury securities at maturity with an equivalent term. The Company estimates the weighted-average expected life of the options to employees based on past option exercise behavior and expectations about future behavior. Forfeiture rates were derived from historical employee termination behavior. As the Company has limited historical trading data regarding the volatility of its common stock, the expected volatility is based on the Company’s trading data since IPO. The Company has not declared or paid dividends in the past and does not currently expect to do so in the foreseeable future.

The impact on results of operations of recording stock-based compensation expense was as follows:

	December 31,
(in thousands)	2022	2021
Cost of revenue	$382	$343
Sales and marketing	509	426
Research and development	830	758
General and administrative	703	360
Total stock-based compensation	$2,424	$1,887
The following table summarizes stock option activity for the year ended December 31, 2022:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2021	20,249,586	$0.51	7.81	$1,459
Options granted	11,365,468	0.21
Options forfeited	(3,588,765)	0.59
Options expired	(682,683)	0.46
Options exercised	(590,249)	0.13
Outstanding at December 31, 2022	26,753,357	$0.38	7.32	$34
Options vested or expected to vest at December 31, 2022	25,434,496	$0.38	7.24	$34
Exercisable at December 31, 2022	11,303,516	$0.41	4.90	$15
At December 31, 2022, total compensation cost related to stock options granted to employees but not yet recognized was $1.7 million, net of estimated forfeitures. This cost will be amortized using the straight-line method over a weighted-average period of approximately 2.3 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the fair value of common stock for the number of options that were in-the-money at year end. The Company issues new shares of common stock upon exercise of stock options.
The following table summarizes certain information about stock options for the following:

	December 31,
(in thousands, except shares and per share data)	2022	2021
Weighted-average grant date fair value for options granted during the period	$0.09	$0.44
Options in the money at period-end	217,672	7,430,263
Aggregate intrinsic value of options exercised	$95	$3,441
In May 2020, the Company began granting RSUs under the 2019 Plan. The following table summarizes the RSU activity for the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units unvested at December 31, 2021	7,184,250	$0.68
Restricted stock units granted	7,899,854	0.13
Restricted stock units vested	(3,033,968)	0.46
Restricted stock units forfeited	(2,658,328)	0.55
Restricted stock units unvested at December 31, 2022	9,391,808	$0.32

As of December 31, 2022, total compensation cost related to RSUs but not yet recognized was $2.8 million, net of estimated forfeitures, which is expected to be recognized over a weighted-average period of approximately 2.69 years.
NOTE 11 – LEASES
The Company’s leasing arrangements are primarily for corporate offices and automobiles, and these arrangements have agreements that include lease components (e.g., fixed rent) and non-lease components (e.g., common area maintenance), which are accounted for as a single component. The Company’s leases have various expiration dates through 2024. Certain lease agreements include options to extend the lease term for up to an additional 5 years, which are not reasonably certain to be exercised.

	December 31,
	2022	2021
Weighted-average remaining lease term (in years) for operating leases	0.8	1.9
Weighted-average discount rate	6.0%	5.9%
For the years ended December 31, 2022 and 2021, the Company expensed $2.1 million and $1.7 million respectively related to operating leases costs. Included in the operating lease expenses are certain variable payments related to common area maintenance and property taxes. Expenses for variable payments were $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively.
The following table presents the Company’s future lease payments for long-term operating leases as of December 31, 2022:

(in thousands)	Operating Leases
2023	$1,359
2024	39
Thereafter	—
Total	1,398
Less: Imputed interest	(32)
Total operating lease liabilities	$1,366
Cash paid for operating lease liabilities for the years ended December 31, 2022 and 2021 was $1.7 million and $1.0 million, respectively.
NOTE 12 – COMMITMENTS AND CONTINGENCIES
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

NOTE 13 – DEBT
Loan and Security Agreement
On May 10, 2019, the Company entered into a loan and security agreement with Comerica Bank (as amended or otherwise modified from time to time, the Credit Facility) that consists of a $15.0 million Credit Facility. On August 3, 2022 the Company entered into Amendment No. 4 to its Credit Facility. Pursuant to the terms of the amendment, the maturity date of the Credit Facility was extended to December 31, 2023 and replaces the requirement regarding minimum annual contract value with a borrowing base calculation based on the Company’s balance of accounts receivables. The obligations under the Credit Facility are collateralized by substantially all assets of the Company, including intellectual property, receivables and other tangible and intangible assets. The Credit Facility includes affirmative and negative covenants. The Company has executed a couple of amendments to the Credit Facility after December 31, 2022, as discussed in Note 15.
Interest on outstanding borrowings is the Prime Referenced Rate and is equal to the prime rate in effect on such day and the Prime Referenced Rate shall not be less than the greater of (i) the sum of Secured Overnight Financing Rate (SOFR Rate) plus 2.50% per annum, or (ii) two and one-half percent (2.50%) per annum. If, at any time, Bank determines that it is unable to determine or ascertain the SOFR Rate for any day, the Prime Referenced Rate for each such day shall be the Prime Rate in effect at such time, but not less than two and one-half percent (2.50%) per annum.
As of December 31, 2022, the total borrowings outstanding was $2.5 million and the Company was in compliance with all covenants of the Credit Facility.
NOTE 14 – BUSINESS COMBINATION
On July 28, 2021 the Company acquired TINYpulse, a Seattle based leader in listening software. The merger allows the Company to expand its technology offerings and gain traction in the small to medium customer market segment. The TINYpulse products, Limeade Listening, will continue to be offered and supported to existing customers, while also being expanded to new customers and markets. The total consideration transferred related to this transaction was $9.1 million of cash consideration and an additional estimated earnout consideration of $0.9 million. The earnout consideration has defined evaluation periods at six, twelve, and eighteen months after the merger date and will be paid to the pre-merger company if the CARR targets are met in an amount equal to the total amount of revenue above the CARR targets. The fair value of the earnout consideration was estimated using a Monte Carlo simulation that utilized assumptions of estimated future revenue from TINYpulse, revenue volatility, and certain discount rates.
The TINYpulse acquisition has been accounted for as a business combination under the acquisition method in which Limeade was determined to be the acquirer, and assets acquired and liabilities assumed were recorded at their estimated fair values as of July 28, 2021. Goodwill, which represents the expected synergies from combining the acquired assets and operations of the acquirer, as well as intangible assets that do not qualify for separate recognition, is measured as of the acquisition date as the excess of consideration transferred, which is also measured at fair value, over the net of the fair values of the assets acquired and the liabilities assumed as of the acquisition date. The goodwill has been determined to be deductible for tax purposes. Acquisition-related costs incurred, which primarily included legal, accounting and other external costs directly related to the acquisition, are included within general and administrative operating expenses within our consolidated statements of operations and were expensed as incurred.
The financial results of the acquired business are included in the Company’s consolidated results from the date of acquisition.

The total purchase price has been allocated to the assets acquired and liabilities assumed, including identifiable intangible assets, based on their respective fair values at the acquisition date. The total purchase price was allocated as follows:

(in thousands)	Amount
Assets acquired:
Cash and cash equivalents	$83
Accounts receivable	775
Prepaid expenses and other current assets	257
Property and equipment	9
Operating lease right-of-use asset	1,381
Other non-current asset	29
Developed technology and customer relationship intangibles	3,600
Goodwill	7,127
Total assets acquired	13,261
Liabilities assumed:
Trade payables	46
Accrued compensation	721
Accrued expenses and other current liabilities	72
Operating lease right-of-use liability	1,381
Deferred revenue	1,050
Total liabilities acquired	3,270
Net assets acquired	$9,991
The Company utilizes different valuation approaches and methodologies to determine fair value of acquired intangible assets. A summary of the valuation methodologies, significant assumptions, and estimated useful lives of acquired intangible assets in the TINYpulse merger are provided in the table below (in thousands):

Intangible	Assigned Value	Valuation Methodology	Discount Rate	Estimated Useful Life
Technology	$600	Relief from royalty	18.6%	5 years
Customer relationships	$3,000	Multi-period excess earnings	18.6%	5 years
The excess of purchase price over the net identified tangible and intangible assets is $7.1 million and has been recorded as goodwill, which includes synergies expected from the new customer segments and additional software capabilities.
NOTE 15– SUBSEQUENT EVENTS
On January 12, 2023, the Company announced a restructuring plan to reduce the Company's operations to preserve financial resources, resulting in a reduction of the Company’s workforce by 15% and restructure of Research and Development, Product, Customer Operations, Customer Success, Marketing and Sales teams. Costs are anticipated to be approximately $1.3 million and annualized savings are anticipated to be approximately $7.0 million.
On January 19, 2023 and February 22, 2023, the Company executed the fifth and sixth amendment, respectively, to our revolving credit facility with Comerica. These amendments reduce the borrowing capacity from $15.0 million to $10.0 million and adds an adjusted EBITDA requirement wherein the Company is required to achieve and maintain certain minimum adjusted EBITDA at the various measurement periods outlined in the amendment and the maturity date of the Credit Facility is extended to March 31, 2024. The amendments limits the borrowing capacity up to $6.0 million until the Company performs certain administrative tasks and thereafter the borrowing capacity increases to $10.0 million.
On January 20, 2023, the Company borrowed $2.5 million through its Credit Facility bringing the total outstanding balance to $5.0 million.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely Principal Accounting Officer concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective at the reasonable assurance level.
Remediation of previously reported material weakness
In connection with the preparation of our financial statements for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to a lack of qualified supervisory accounting resources, including those necessary to account for and disclose certain technical accounting matters and for which we lacked the technical expertise to identify, analyze and appropriately record those transactions.
As part of the remediation process, we implemented additional measures including the hiring of qualified supervisory resources, the engagement of technical accounting consulting resources and hired additional finance department employees and as such the material weakness was remediated as of December 31, 2022.
Changes in internal control over financial reporting
Other than the changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s report on internal control over financial reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
ITEM 9B.    OTHER INFORMATION
[None.]
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS
Not applicable.

Part III
ITEM 10.DIRECTORS AND EXECUTIVES
The information required by this Item of Form 10-K will be included in our definitive proxy statement (the “Proxy Statement”) to be filed with the SEC in connection with the solicitation of proxies for our 2023 Annual Meeting of Stockholders and is incorporated herein by reference. The Proxy Statement will be filed with the SEC within 120 days after the end of the fiscal year to which this Annual Report relates.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be set forth in the Proxy Statement and is incorporated herein by reference.

Part IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report:
All financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b)Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	File No.	Filing Date
3.1	Amended and Restated Articles of Incorporation		10-12G/A	000-56464	12/05/2022
3.2	Amended and Restated Bylaws		10-12G/A	000-56464	12/05/2022
4.4	Description of Securities	X
10.1#	Form of Director Agreement		10-12G/A	000-56464	12/05/2022
10.2#	Limeade Amended and Restated 2006 Stock Plan		10-12G/A	000-56464	12/05/2022
10.3#	Limeade Amended 2016 Stock Plan		10-12G/A	000-56464	12/05/2022
10.4#	Limeade 2019 Omnibus Incentive Plan		10-12G/A	000-56464	12/05/2022
10.5#	Form of Option Agreement under 2019 Omnibus Incentive Plan1		10-12G/A	000-56464	12/05/2022
10.6#	Form of Notice of Award for RSUs1		10-12G/A	000-56464	12/05/2022
10.7	Revolving Credit and Security Agreement between Limeade and Comerica Bank1		10-12G/A	000-56464	12/05/2022
10.7.1	First Amendment to the Revolving Credit and Security Agreement between Limeade and Comerica Bank		10-12G/A	000-56464	12/05/2022
10.7.2	Second Amendment to the Revolving Credit and Security Agreement between Limeade and Comerica Bank		10-12G/A	000-56464	12/05/2022
10.7.3	Third Amendment to the Revolving Credit and Security Agreement between Limeade and Comerica Bank		10-12G/A	000-56464	12/05/2022
10.7.4	Amendment No. 4 to Revolving Credit and Security Agreement, dated August 4, 2022, by and between the Company and Comerica Bank		10-Q	000-56464	11/14/2022
10.8#	Executive Employment Agreement, dated March 1, 2022, between Limeade and Larry Colagiovanni		10-12G/A	000-56464	12/05/2022
10.9#	Executive Employment Agreement, dated March 1, 2022, between Limeade and Todd Spartz		10-12G/A	000-56464	12/05/2022
10.10#	Executive Employment Agreement, dated March 1, 2022, between Limeade and Henry Albrecht		10-12G/A	000-56464	12/05/2022
10.11	Lease Agreement, dated August 1, 2018, between Limeade and Hines Global REIT Summit Holdings LLC		10-12G/A	000-56464	12/05/2022
10.12	Lease Agreement, dated August 17, 2017, between TINYhr and Selig Holdings Company		10-12G/A	000-56464	12/05/2022
10.13#	Executive Employment Agreement between Limeade, Inc. and David Smith		10-Q	000-56464	11/14/2022
10.14	Amendment No. 5 to Revolving Credit and Security Agreement, dated January 19, 2023, by and between the Company and Comerica Bank	X
10.15	Amendment No. 6 to Revolving Credit and Security Agreement, dated February 23, 2023, by and between the Company and Comerica Bank	X
21.1	Subsidiaries of Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32**	Certification of the Chief Executive Officer Pursuant and Chief Financial Officer to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following financial information from Workiva Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

** The certifications attached as Exhibit 32 that accompany this Annual Report on Form 10-K are deemed furnished and not filed with the SEC and are not to be incorporated by reference into any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
# Indicates a management contract or compensatory plan or arrangement.
ITEM 16.    Form 10-K Summary
None

Signatures
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIMEADE, INC.

	By:	/s/ Henry Albrecht
		Name:	Henry Albrecht
Chief Executive Officer

	By:	/s/ Paul Crick
		Name:	Paul Crick
Date: February 28, 2023			Vice President, Finance and Controller
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Henry Albrecht	Chief Executive Officer	February 28, 2023
Henry Albrecht	(Principal Executive Officer)

/s/ Paul Crick	Vice President, Finance and Controller	February 28, 2023
Paul Crick	(Principal Accounting Officer)

/s/ Elizabeth Bastoni	Chair, Non-executive Director	February 28, 2023
Elizabeth Bastoni

/s/ Deven Billimoria	Non-executive Director	February 28, 2023
Deven Billimoria

/s/ Steve Hamerslag	Non-executive Director	February 28, 2023
Steve Hamerslag

/s/ Lisa MacCallum	Non-executive Director	February 28, 2023
Lisa MacCallum

/s/ Mia Mends	Non-executive Director	February 28, 2023
Mia Mends

/s/ Lisa Nelson	Non-executive Director	February 28, 2023
Lisa Nelson