Form 10-Q
period 2023-03-31
LIMEADE, INC
filed 2023-05-15
CIK 1381507

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023
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
Registrant’s telephone number, including area code: (888) 830-9830
Securities registered pursuant to Section 12(b) of the Act: None

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

As of May 9, 2023, the registrant had 259,048,362 outstanding shares of common stock, no par value, including shares underlying all issued and outstanding Chess Depository Interests (“CDI”).

Item 1. Financial Statements
Limeade, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)
(in thousands, except shares and per share data)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$1,625	$2,559
Accounts receivable, net of allowance for doubtful accounts of $271 and $268, respectively	10,037	10,862
Capitalized sales commissions	760	716
Prepaid expenses and other current assets	5,177	6,105
Total current assets	17,599	20,242
Property and equipment, net	350	413
Capitalized software development costs, net	15,360	14,634
Capitalized sales commissions, net of current portion	927	1,023
Operating lease right-of-use assets	875	1,236
Goodwill	8,562	8,562
Intangible assets, net	2,556	2,830
Other non-current assets	408	411
Total assets	$46,637	$49,351

Liabilities and stockholders' equity
Current liabilities
Trade payables	$1,711	$2,719
Accrued expenses and other current liabilities	11,161	13,056
Operating lease liabilities	955	1,328
Deferred revenue	21,439	16,344
Customer deposits	2,676	3,152
Revolving credit facility	1,165	2,450
Total current liabilities	39,107	39,049
Operating lease liabilities, net of current portion	5	38
Deferred tax liability	12	13
Total liabilities	$39,124	$39,100
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock (no par value, 10,000,000 shares authorized, zero shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	$—	$—
Common stock (no par value, 550,000,000 shares authorized, 258,132,147 and 257,245,284 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively)	—	—
Additional paid-in capital	73,114	72,735
Accumulated other comprehensive income	122	148
Accumulated deficit	(65,723)	(62,632)
Total stockholders' equity	$7,513	$10,251
Total liabilities and stockholders' equity	$46,637	$49,351
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Limeade, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)
(in thousands, except shares and per share data)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription services	$13,750	$12,188
Other	586	499
Total revenue	14,336	12,687
Cost of revenue	4,921	4,467
Gross profit	9,415	8,220
Operating expenses:
Sales and marketing	3,791	5,212
Research and development	5,505	6,031
General and administrative	3,125	3,471
Total operating expenses	12,421	14,714
Loss from operations	(3,006)	(6,494)
Other expense (income), net	81	(26)
Loss before income taxes	(3,087)	(6,468)
Income tax expense	4	6
Net loss	$(3,091)	$(6,474)
Net loss per share attributable to common stockholders, basic and diluted	$(0.01)	$(0.03)
Weighted-average shares of common stock outstanding, basic and diluted	257,694,585	254,093,967
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Limeade, Inc.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Net loss	$(3,091)	$(6,474)
Other comprehensive income:
Foreign currency translation adjustments	(26)	(55)
Total comprehensive loss	$(3,117)	$(6,529)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Limeade, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited)
(in thousands, except shares)

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
BALANCE, December 31, 2022	257,245,284	$—	$72,735	$(62,632)	$148	$10,251
Exercise of stock options and release of restricted stock units	886,863	—	12	—	—	12
Stock-based compensation	—	—	367	—	—	367
Loss on translation adjustments	—	—	—	—	(26)	(26)
Net loss	—	—		(3,091)	—	(3,091)
BALANCE, March 31, 2023	258,132,147	$—	$73,114	$(65,723)	$122	$7,513

			Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Common Stock
	Shares	Amount
BALANCE, December 31, 2021	253,621,067	$—	$70,241	$(49,407)	$35	$20,869
Exercise of stock options and release of restricted stock units	786,748	—	41	—	—	41
Stock-based compensation	—	—	592	—	—	592
Loss on translation adjustments	—	—	—	—	(55)	(55)
Net loss	—	—	—	(6,474)	—	(6,474)
BALANCE, March 31, 2022	254,407,815	$—	$70,874	$(55,881)	$(20)	$14,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Limeade, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,091)	$(6,474)
Adjustments to reconcile net loss to net cash provided (used) by operating activities
Depreciation and amortization	1,191	742
Stock-based compensation	367	592
Non-cash operating lease expense	360	338
Amortization of capitalized sales commissions	184	64
Foreign currency transactions	(10)	—
Changes in operating assets and liabilities
Accounts receivable	827	831
Prepaid expenses and other current assets	928	(651)
Capitalized sales commission	(133)	(112)
Other non-current assets	3	2
Trade payables	(1,008)	(1,020)
Accrued expenses and other current liabilities	(1,897)	224
Deferred revenue	5,095	3,494
Customer deposits	(468)	(1,081)
Operating lease liabilities	(405)	(365)
Net cash provided by (used in) operating activities	1,943	(3,416)
CASH FLOWS FROM INVESTING ACTIVITIES
Capitalized software development costs	(1,547)	(1,669)
Purchases of property and equipment	(35)	(93)
Net cash used in investing activities	(1,582)	(1,762)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings under revolving credit facility	7,500	—
Repayments under revolving credit facility	(8,785)	—
Proceeds from exercise of stock options	12	41
Net cash (used in) provided by financing activities	(1,273)	41
Foreign currency effect on cash and cash equivalents	(22)	(57)
NET CHANGE IN CASH AND CASH EQUIVALENTS	$(934)	$(5,194)
CASH AND CASH EQUIVALENTS
Beginning of period	2,559	13,939
End of period	$1,625	$8,745
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest	$116	$1
Cash paid for taxes	$—	$28
NON-CASH OPERATING, INVESTING, AND FINANCING ACTIVITIES
Property and equipment included in accounts payable	$—	$2
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
Liquidity
The Company has incurred losses from operations since inception. The Company incurred net losses of $3.1 million and $6.5 million for the three months ended March 31, 2023, and 2022, respectively, and had accumulated deficits totaling $65.7 million and $62.6 million as of March 31, 2023, and December 31, 2022, respectively. Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2023, and net cash used by operating activities was $3.4 million for the three months ended March 31, 2022. As of March 31, 2023, and December 31, 2022, the Company’s balance of cash and cash equivalents was $1.6 million and $2.6 million, respectively. To meet our obligations as they come due, we need to increase our operating cash flows and/or obtain additional sources of debt or equity financing. To improve operations and cash flows, we have taken and continue to take measures to improve our liquidity and increase our cash flow through cost-cutting programs. Based on our current and projected level of operations, we believe that our future cash flows from operating activities, our existing cash and cash equivalents and our borrowing capacity under the Credit Facility described in Note 9 will provide adequate funds for ongoing operations and working capital requirements for at least the next twelve months. Based on the above considerations, the Company’s Condensed consolidated financial statements have been prepared on a going concern basis.

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
Use of Estimates
The preparation of the Condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the related disclosures at the date of the Condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. The significant estimates include revenue recognition, allowances for doubtful accounts, useful lives of property and equipment and capitalized software development costs, assumptions used in stock-based compensation, measurement of the valuation allowance for deferred tax assets and estimates of fair value of acquired assets and liabilities. Actual results could differ from management’s estimates and assumptions.
Recent market conditions and the COVID-19 pandemic have introduced significant additional uncertainty with respect to estimates, judgments and assumptions, which may materially impact the estimates previously listed.
Restructuring

In January 2023, the Company executed a strategic restructuring plan that lowered our overall headcount by 15% and restructured our R&D, Product, Customer Operations, Customer Success, Marketing and Sales teams. Costs incurred were $1.1 million in one-time costs associated with the reduction in force related to severance payments and employee benefits. These costs were included within Operating Expenses depending on the cost center of the affected employee within the Condensed consolidated Statements of Operations.

Concentration of Credit Risk and Significant Customers

The Company maintains its cash accounts with one financial institution (as required by the covenants of the Credit Facility described in Note 9) where, at times, deposits exceed federal insurance limits.

Credit risk with respect to accounts receivable is dispersed based on the number of customers. There was one customer that accounted for 10% of total revenue for the three months ended March 31, 2023 and approximately 11% for the three months ended March 31, 2022.

Segments

The Company operates in one operating segment. Operating segments are defined as components of an enterprise about which separate discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the chief executive officer. The CODM assesses the performance of the Company and makes allocation decisions.

The Company’s long-lived assets are primarily located in the United States. Revenue by geographical region is included in Note 5.

Foreign Currency Translation

The Company’s Condensed consolidated financial statements are reported in U.S. dollars. The financial statements of the Company’s foreign subsidiaries with a functional currency other than U.S. dollars have been translated into U.S. dollars. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each period-end. Income statement amounts are translated at the average exchange rate during the period. Translation adjustments resulting from this process are included in other comprehensive income (loss).

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
The three levels of inputs used to measure fair value are as follows:
Level 1 – Quoted prices in active markets for identical assets and liabilities
Level 2 – Observable inputs other than quoted prices included in Level 1
Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of assets or liabilities.
Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded net of an allowance for doubtful accounts and are generally due within 30 to 75 days. The allowance for doubtful accounts represents the Company’s estimate of expected credit losses over the contractual life of the accounts receivable. To evaluate the adequacy of our allowance for doubtful accounts each reporting period, we analyze the accounts receivable balance with similar risk characteristics on a collective basis, considering factors such as the aging of receivable balances, payment terms, historical loss experience, current information and future expectations. Changes to the allowance for doubtful accounts are adjusted through credit loss expense, which is included in general and administrative expenses in the Condensed consolidated statements of operations. The Company considers accounts outstanding longer than the contractual payment terms as past due. The Company determines the allowance by considering a number of factors, including the length of time accounts receivable are past due, previous loss history, a specific customer’s ability to pay its obligations, and the condition of the general economy and industry as a whole. Accounts receivable ultimately deemed uncollectible are written off against their allowance in the period in which they are deemed uncollectible.
Accounts receivable include outstanding invoices issued to customers according to the terms of the Company’s contractual arrangements. The Company reviews accounts receivable regularly to determine if any receivable will be potentially uncollectible.
Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation expense is reported on the Condensed consolidated Statements of Operations within the operating expense category that benefits from the use of the asset. Depreciation is calculated on a straight-line basis over the estimated useful lives of those assets as follows:

Useful Life (Years)
Computer equipment and software	3 years
Furniture and equipment	3 - 5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Internally Developed Software

All costs related to the development of software related to our products sold to customers are expensed until technical feasibility is achieved and capitalized after that. These costs are amortized over the estimated useful life of the software, which is typically three to five years. The estimated useful lives of internally developed software are reviewed frequently and adjusted as appropriate to reflect additional development activities that may include significant upgrades and/or enhancements to the existing functionality. Capitalized internally developed software costs are amortized on a straight-line basis over their expected economic lives. Amortization of these costs begins once the product is ready for its intended use. The amount of costs capitalized within any period is dependent on the nature of software development activities and projects in each period.
Goodwill, Intangible Assets, and Other Long-Lived Assets

The Company’s long-lived assets with finite lives consist primarily of property and equipment, capitalized software development costs, capitalized sales commissions, operating lease right-of-use assets and acquired intangible assets. Acquired finite-lived intangible assets consist of acquired technology and customer relationships, which are amortized over their estimated useful lives. Amortization expense for these intangible assets is included in the cost of revenue and sales & marketing lines of the Condensed consolidated Statements of Operations
.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability is measured by comparing the carrying amount to the future net undiscounted cash flows which the assets are expected to generate. If the carrying value is not recoverable, the fair value is determined, and an impairment is recognized for the amount by which the carrying value exceeds the fair value. Impairment testing is performed at the reporting unit level. Management has determined that there was no impairment of long-lived assets for the three months ended March 31, 2023 and 2022.
Goodwill represents the excess of the cost of an acquired business over the fair value of the assets acquired at the date of acquisition and is not amortized. The Company reviews goodwill for impairment at least annually in the fourth quarter, or more frequently, if events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. Goodwill impairment is recognized when the quantitative assessment results in the carrying value of the reporting unit exceeding its fair value, in which case an impairment charge is recorded to goodwill to the extent the carrying value exceeds the fair value, limited to the amount of goodwill. There was no impairment of goodwill recorded for the three months ended March 31, 2023 and 2022.
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
Revenue Recognition

The Company generates revenue from two primary sources: (1) software-as-a-service ("SaaS”) subscriptions (“subscription services revenues”), and (2) add-on services (“other revenues”).
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
The following describes the nature of the Company’s revenue and related revenue recognition policies:
Subscription Services Revenue
SaaS subscriptions provide customers with a right to access software hosted on the web, and services that include when-and-if-available updates and technical support; customers do not have a contractual right to take possession of the software. We typically enter into agreements with a term of three years with our customers but the substantial majority of these contracts allow the customer to terminate at the anniversaries without penalty. Effectively, our subscription arrangements are considered one-year contracts under the revenue recognition standard. Subscription fees may be invoiced annually, quarterly, or monthly.
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
The Company also provides deployment and implementation services for the SaaS subscriptions for which the Company typically does not charge the customer. These services consist primarily of working with the customer on branding, program and incentive design, and curating the initial activities from the activity library.

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
Judgments and Estimates
As mentioned above, the Company’s contracts require it to perform certain deployment/implementation services so customers can access SaaS subscriptions. These services are not a distinct service and are combined with the Company’s subscription services, as the Company has determined that they are a fulfillment activity in these arrangements and the customer cannot benefit from this service on its own or with other resources that are readily available to the customer and as such are not a distinct service. If in future periods the nature of setup services changes and the services qualify as a separate performance obligation, some of the transaction price will need to be allocated and such amounts will be recognized earlier than in the Company’s current arrangements.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
The Company recognizes an asset for the incremental costs of obtaining a contract with a customer if it expects the benefit of those costs to be longer than one year. Accordingly, sales commissions paid for the acquisition of the initial subscription contract are capitalized and will be amortized over the estimated customer life of 36 months.
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
The Company determines whether its uncertain tax positions are more likely than not to be sustained upon examination based on the technical merits of the position. For tax positions not meeting the more likely than not threshold, the tax amount recognized in the consolidated financial statements is reduced by the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company does not have any uncertain tax positions as of March 31, 2023 or December 31, 2022.
The Company recorded a provision (benefit) for incomes taxes of $4.1 thousand and $5.6 thousand for the three months ended March 31, 2023 and 2022 respectively.
A full valuation allowance has been established to reflect the uncertainty of generating future taxable income necessary to realize the Company’s tax loss carryforwards and other deferred tax assets. Current tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an ownership change, as defined by Section 382 of the Internal Revenue Code. Since the losses incurred are fully reserved by a valuation allowance, any limitation related to Section 382 will not have a material impact on the financial statements.
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
The following potentially dilutive securities were excluded from the computation of diluted net loss per share calculations for the periods presented because of the impact of including them would have been anti-dilutive:

	Three Months Ended March 31,
	2023	2022
Stock options	22,059,513	22,716,476
RSUs	17,858,794	7,914,353
Total	39,918,307	30,630,829
Recently Adopted Accounting Guidance
In June 2016, the FASB issued ASU No. 2016-13, which amends the incurred loss impairment methodology in current GAAP with a methodology requires measurement and recognition of expected credit losses for most financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU No. 2019-10, which defers the effective date of this ASU to fiscal years beginning after December 15, 2022 for all entities except SEC reporting companies that are not smaller reporting companies. The Company adopted ASU 2016-13 utilizing the modified retrospective transition method effective January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on the Company’s Condensed consolidated financial statements.

NOTE 3 – BALANCE SHEET COMPONENTS
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets consist of the following:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid gift card costs	$3,071	$4,001
Prepaid software	1,589	1,386
Prepaid insurance	48	150
Prepaid marketing	105	57
Other	364	511
Total prepaid expenses and other current assets	$5,177	$6,105

A way in which our customer can enhance their employees’ experiences utilizing our software solutions is to reward their employees through third-party gift cards.

When customers deposit funds into the prepaid gift card accounts for their employees to redeem, a liability is recorded when the invoice is paid, and a corresponding asset is recorded as the funds are deposited with the third-party gift card provider. As employees of our customers redeem their earned third-party gift cards the balance of the asset and liability are both decreased until the deposit for the customer is exhausted or until the customer terminates the service and requests a refund of their unused balance. Revenue related to commissions earned from selling the third-party gift cards to our customers is recognized when the third-party gift cards are redeemed by our customers employees, which is immaterial for all periods presented. If a customer was to terminate their contract, the unused balances in their gift cards would be refunded. The Company does not expect to be entitled to a breakage amount, and to date, the likelihood of customers exercising their remaining rights is not remote.

Property and Equipment
Property and equipment consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Computer equipment and software	$2,008	$2,001
Furniture and equipment	660	660
Leasehold improvements	607	606
Total	3,275	3,267
Less: accumulated depreciation and amortization	(2,925)	(2,854)
Total property and equipment, net	$350	$413

Depreciation and amortization expense for property and equipment was approximately $0.1 million for the three months ended March 31, 2023 and 2022 respectively.

Capitalized Software Development Costs
The Company capitalized $1.5 million and $1.7 million of internally developed software costs for the three months ended March 31, 2023 and 2022, respectively. Amortization expense related to capitalized software was $0.8 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively and the Company recorded accumulated amortization of $4.6 million and $3.8 million as of March 31, 2023 and December 31, 2022, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

(in thousands)	March 31, 2023	December 31, 2022
Accrued compensation	$2,612	$4,057
Accrued gift card liability	3,492	5,390
Accrued vendor costs	3,301	2,036
Performance guarantee liability	1,175	1,150
Other	581	423
Total accrued expenses and other current liabilities	$11,161	$13,056

NOTE 4 – INTANGIBLE ASSETS
Finite-lived intangible assets consisted of the following:

		March 31, 2023
(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	5	$4,878	$(2,722)	$2,156
Technology	5	600	(200)	400
Total intangible assets		$5,478	$(2,922)	$2,556

		December 31, 2022
(in thousands)	Useful Life (Years)	Gross	Accumulated Amortization	Net
Customer relationships	5	$4,878	$(2,478)	$2,400
Technology	5	600	(170)	430
Total intangible assets		$5,478	$(2,648)	$2,830

Amortization expense for finite-lived intangible assets was $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Estimated future amortization expense of intangible assets as of March 31, 2023 is as follows:

(in thousands)
2023 (remaining nine months)	696
2024	720
2025	720
2026	420
Total	$2,556

NOTE 5 – REVENUE AND DEFERRED REVENUE
Disaggregation of Revenue
The following table summarizes revenue by geographic area, which is based on the billing address of the customer:

	Three Months Ended March 31,
(in thousands)	2023	2022
Revenue:
United States	$13,826	$11,933
Other	510	754
Total revenue	$14,336	$12,687

Performance Guarantees
Reserves for estimated contract performance guarantees are established based on historical performance and are recognized as a reduction of revenue and as accrued expenses and other current liabilities on the Condensed consolidated Balance Sheets. The performance guarantee reserve liability is $1.2 million and $1.2 million as of March 31, 2023 and December 31, 2022, respectively.

Contract Costs
The Company capitalized $0.1 million of sales commissions for the three months ended March 31, 2023 and 2022 respectively. The related amortization expense was $0.2 million and $0.1 million for the three months ended March 31, 2023 and 2022 respectively.

Contract Assets and Contract Liabilities
Contract assets represent the portion of the transaction price from a contract with a customer where control has transferred, but for which the Company currently does not have the contractual right to invoice. The Company did not have any contract assets as of March 31, 2023 and December 31, 2022.

Contract liabilities consist of deferred revenue. Timing may differ between the satisfaction of performance obligations and the billing and collection of amounts related to contracts with customers. Revenue is deferred for amounts that are billed in advance of the satisfaction of performance obligations.

Deferred revenue as of March 31, 2023 is expected to be recognized within the next 12 months as the revenue recognition criteria are met. A summary of the activity impacting deferred revenue balances are presented below:

	Three Months Ended March 31,
(in thousands)	2023	2022
Beginning balance	$16,344	$13,528
Additional amounts deferred	19,431	16,181
Revenue recognized	(14,336)	(12,687)
Ending balance	$21,439	$17,022
NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION
The 2019 Omnibus Incentive Plan (the “2019 Plan”) provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock grants, restricted stock unit grants, performance grants, and other grants to employees, directors, and consultants.

Common Shares Reserved for Future Issuance
The following shares of common stock have been reserved for future issuance:

	March 31,	December 31,
	2023	2022
Common stock options and restricted stock units outstanding	39,918,307	36,145,165
Common stock and restricted stock units available for grant	16,935,260	18,135,949
Total common shares reserved for future issuance	56,853,567	54,281,114

Stock-Based Compensation
In determining the fair value of stock options granted to employees and directors, the following assumptions were used in the Black-Scholes option-pricing model. Note that no options were granted during the three months ended March 31, 2023.

	Three Months Ended March 31,
	2023	2022
Estimated per share value of common stock	$0 - $0.00	$0.19 - $0.22
Risk-free interest rates	0.00% - 0.00%	1.67% - 1.92%
Expected term (in years)	0.00	5.60
Dividend rate	—%	—%
Volatility	—%	74.40%

The impact on results of operations of recording stock-based compensation expense was as follows:

	Three Months Ended March 31,
(in thousands)	2023	2022
Cost of revenue	$62	$103
Sales and marketing	93	152
Research and development	144	184
General and administrative	68	153
Total stock-based compensation	$367	$592

Stock Options
The following table summarizes stock option activity for the three months ended March 31, 2023:

	Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	(in thousands)
Outstanding at December 31, 2022	26,753,357	$0.38	7.32	$34
Options granted	—	—
Options forfeited	(2,848,469)	0.59
Options expired	(1,757,375)	0.65
Options exercised	(88,000)	0.14
Outstanding at March 31, 2023	22,059,513	$0.33	6.40	$197
Options vested or expected to vest at March 31, 2023	20,154,724	$0.35	6.12	$171
Exercisable at March 31, 2023	10,362,077	$0.37	3.43	$98

At March 31, 2023, total compensation cost related to stock options granted to employees but not yet recognized was $0.9 million, net of estimated forfeitures. This cost will be amortized using the straight-line method over a weighted average period of approximately 2.16 years. The aggregate intrinsic value represents the difference between the exercise price of the underlying options and the fair value of common stock for the number of options that were in-the-money. The Company issues new shares of common stock upon exercise of stock options.

Restricted Stock Units
The following table summarizes restricted stock unit (“RSU”) activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Restricted stock units unvested at December 31, 2022	9,391,808	$0.32
Restricted stock units granted	11,735,200	0.15
Restricted stock units vested	(798,863)	0.38
Restricted stock units forfeited	(2,469,351)	0.37
Restricted stock units unvested at March 31, 2023	17,858,794	$0.23

As of March 31, 2023, total compensation cost related to RSUs but not yet recognized was $1.7 million, net of estimated forfeitures, which is expected to be recognized over a weighted average period of approximately 2.44 years.

NOTE 7 – LEASES
The Company’s leasing arrangements are primarily for corporate offices and automobiles. The following table summarizes weighted-average lease terms and discount rates:

	March 31,	December 31,
	2023	2022
Weighted-average remaining lease term (in years) for operating leases	0.6	0.8
Weighted-average discount rate	6.0%	6.0%

	Three Months Ended March 31,
(in thousands)	2023	2022
Operating lease costs	$519	$400
Expenses for variable payments	156	100
Cash paid for operating lease liabilities	423	400

Short-term lease costs were less than $0.1 million for the three months ended March 31, 2023 and 2022.

The following table presents the Company’s future lease payments for long-term operating leases as of March 31, 2023:

(in thousands)	Operating Leases
2023 (remaining nine months)	$939
2024	39
Thereafter	—
Total	978
Less: Imputed interest	(18)
Total operating lease liabilities	$960

NOTE 8 – COMMITMENTS AND CONTINGENCIES
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

NOTE 9 – DEBT
Loan and Security Agreement
On May 10, 2019, the Company entered into a loan and security agreement with Comerica Bank (as amended or otherwise modified from time to time, the “Credit Facility”) that consists of a revolving line of credit and an adjusted EBITDA requirement wherein the Company is required to achieve and maintain certain minimum adjusted EBITDA at the various measurement periods outlined in the Credit Facility. The maturity date of the Credit Facility is March 31, 2024. The borrowing base is calculated weekly and is based on the Company’s eligible balance of accounts receivables. As most recently amended, the Credit Facility limits the borrowing capacity up to $6.0 million until the Company performs certain administrative tasks and thereafter the borrowing capacity increases to $10.0 million. See Note 10.

Interest on outstanding borrowings is the Prime Referenced Rate and is equal to the prime rate in effect on such day and the Prime Referenced Rate shall not be less than the greater of (i) the sum of Secured Overnight Financing Rate (“SOFR Rate”) plus 2.50% per annum, or (ii) two and one-half percent (2.50%) per annum. If, at any time, Comerica Bank determines that it is unable to determine or ascertain the SOFR Rate for any day, the Prime Referenced Rate for each such day shall be the Prime Rate in effect at such time, but not less than two and one-half percent (2.50%) per annum.

As of March 31, 2023, the Company had net loan availability of $3.3 million and the total debt outstanding of $1.2 million and was in compliance with all covenants of the Credit Facility.

NOTE 10 – SUBSEQUENT EVENTS
In April 2023, the Company fulfilled the administrative tasks referred to in the amendment to the Credit Facility agreement and as a result the borrowing capacity increased from $6.0 million to $10.0 million. However based on the eligible accounts receivables balance as of April 30, 2023, the net loan availability is $2.7 million.

The Company has evaluated subsequent events and transactions for potential recognition or disclosure in the Condensed consolidated financial statements and, except as described above, finds no qualifying events through the date the Condensed consolidated financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022 (“2022 Form 10-K”), our actual results could differ materially from the results described in or implied by these forward-looking statements. You should carefully read the “Risk Factors” section of our 2022 Form 10-K to gain an understanding of the important factors that could cause actual results to differ materially from our forward-looking statements.

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

Limeade Well-Being is our flagship solution. Our primary target market for the Limeade Well-Being solution is companies with 5,000 or more employees. We also serve companies with fewer than 500 employees, and non-employer entities including health plans and their member populations. For our Limeade Listening solution, the target market is companies with less than 500 employees.

The following tables show the amount of the revenue derived from different customer categories:

	Number of Customers		Revenue from Customers
Customers with:	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Greater than 5,000 employees	93	94	85%	83%
500 to 4,999 employees	85	96	7%	7%
Less than 500 employees	749	870	8%	10%
Total	927	1,060	100%	100%

In January 2023, we executed a strategic restructuring plan that lowered our overall headcount by 15% and restructured our R&D, Product, Customer Operations, Customer Success, Marketing and Sales teams. We incurred $1.1 million in one-time costs associated with the reduction in force related to severance payments and employee benefits. We believe this strategic restructure will result in annualized savings of approximately $7.0 million.

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

Key Factors Affecting Our Performance
We aim to deliver innovative and valuable employee experience software solutions via the Limeade platform, building on its long track record of strength in employee well-being and engagement. We aim to increase awareness of the benefits of our employee experience platform and solutions. Limeade invests in the essential functions that are expected to help support growth, including roles related to product, research and development, leadership (including general and administrative), sales, marketing, customer success and customer operations. To execute on our initiatives, we have developed a strategy that is primarily based around but not limited to, the following elements:
•Acquire and retain new Limeade Well-Being customers with 5,000 or more employees, primarily in North America;
•Acquire new Limeade Listening customers with less than 500 employees;
•Expand populations and upsell solutions and services to all existing customers for all solutions;
•Continue to expand platform and solutions offerings with internal development; and
•Reduce operating expenses through operational improvements.

Components of Results of Operations
Revenue
Subscription Services Revenue

Software-as-a-service (“SaaS”) subscriptions provide customers with a right to access software hosted on the web, and services that include when-and-if-available updates and technical support; customers do not have a contractual right to take possession of the software. We typically enter into agreements with a term of three years with our customers but the substantial majority of these contracts allow the customer to terminate at the anniversaries without penalty. Effectively, our subscription arrangements are considered one-year contracts under revenue recognition standard. Subscription fees may be invoiced annually, quarterly, or monthly depending on the terms of the contract.

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
The Company also provides deployment and implementation services for the SaaS subscriptions for which the Company typically does not charge the customer. These services consist primarily of working with the customer on branding, program and incentive design, and curating the initial activities from the activity library.

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

Gross profit is revenue less cost of revenue, and gross margin is gross profit expressed as a percentage of revenue. Our gross margin may fluctuate from period to period based on staffing needs to meet customer demand or to support improvements to our products. We expect our gross margin to be consistent with prior year.

Sales and Marketing Expenses
Sales and marketing expenses consist of personnel and related costs including salaries, commissions, benefits, payroll tax and allocated facilities costs associated with content generation, lead generation, sales, other marketing activities, and amortization from our customer relationship intangible assets. We expect our sales and marketing expenses to decrease in future periods as headcount has decreased across our sales and marketing teams.

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

Results of Operations
Comparison of the Three Months Ended March 31, 2023 and 2022
The following table summarizes results of operations for the periods indicated:

	Three Months Ended March 31,		Change
(dollars in thousands)	2023	2022	Amount	%
Revenue:
Subscription services	$13,750	$12,188	$1,562	13%
Other	586	499	87	17%
Total revenues	14,336	12,687	1,649	13%
Cost of revenue	4,921	4,467	454	10%
Gross profit	9,415	8,220	1,195	15%
Operating expenses:
Sales and marketing	3,791	5,212	(1,421)	(27)%
Research and development	5,505	6,031	(526)	(9)%
General and administrative	3,125	3,471	(346)	(10)%
Total operating expenses	12,421	14,714	(2,293)	(16)%
Operating loss	(3,006)	(6,494)	3,488	(54)%
Other income (expense), net	81	(26)	107	(412)%
Loss before income taxes	(3,087)	(6,468)	3,381	(52)%
Income tax expense	4	6	(2)	*
Net loss	$(3,091)	$(6,474)	$3,383	(52)%
*Not meaningful

Revenue
Subscription services revenue increased by $1.6 million, or 13% from the three months ended March 31, 2022 to the three months ended March 31, 2023. This change was primarily due to two new Well-Being customers beginning services in the first quarter of 2023. Listening revenue was slightly up period over period.

Other revenue increased by $0.1 million, or 17% from the three months ended March 31, 2022 to the three months ended March 31, 2023, due to an increase in biometric services from new and existing customers.

Cost of Revenue, Gross Profit and Gross Margin
Cost of revenue increased by $0.5 million, or 10% from the three months ended March 31, 2022 to the three months ended March 31, 2023. This was primarily due to a $0.5 million increase in amortization expense related to capitalized software development costs.

Gross margin increased from 66% for the three months ended March 31, 2022, to 67% for the three months ended March 31, 2023. This was primarily due to operational efficiencies allowing us to support slightly higher revenues without increasing staffing costs.

Sales and Marketing Expenses
Sales and marketing expenses decreased by $1.4 million, or 27% from the three months ended March 31, 2022 to the three months ended March 31, 2023. This was primarily due to a decrease of $1.1 million in personnel and related costs resulting from decreased headcount and a $0.3 million decrease in marketing costs.

Research and Development Expenses
Research and development expenses decreased by $0.5 million, or 9% from the three months ended March 31, 2022 to the three months ended March 31, 2023. This was primarily due to a decrease of $1.2 million of product management consultant costs, partially offset by a $0.6 million increase of personnel costs.

General and Administrative Expenses
General and administrative expenses decreased by $0.3 million, or 10% from the three months ended March 31, 2022 to the three months ended March 31, 2023. This was primarily due to a decrease in personnel and related costs resulting from decreased headcount.

Other Income (Expense) Net
Other expense increased by $0.1 million from the three months ended March 31, 2022 to the three months ended March 31, 2023, due to interest expense related to usage of our Credit Facility.

Liquidity and Capital Resources
Our principal sources of liquidity as of March 31, 2023, is cash and cash equivalents of $1.6 million, which consists of bank deposits, and a revolving credit facility of $6.0 million (with net loan availability as of March 31, 2023 of $3.3 million). We have funded our operations primarily from revenue from the sale of our products, proceeds from the issuance of our equity securities and borrowings under our debt arrangements.

We have a loan and security agreement with Comerica Bank (the “Credit Facility”) that consists of a revolving line of credit, and an adjusted EBITDA requirement wherein the Company is required to achieve and maintain certain minimum adjusted EBITDA at the various measurement periods outlined in the agreement. The maturity date of the Credit Facility is March 31, 2024. Pursuant to an amendment to the Credit Facility entered into in February 2023, the borrowing capacity under the revolving line of credit is capped at $6.0 million until the Company performs certain administrative tasks and thereafter the borrowing capacity increases to $10.0 million. In April 2023 (after the end of our first quarter), we completed the administrative tasks and therefore the borrowing capacity under the Credit Facility is $10.0 million with net loan availability as of April 30, 2023 being $2.7 million. Interest on outstanding borrowings is equal to the Prime rate and Prime Referenced Rate shall not be less than the greater of (i) the sum of Secured Overnight Financing Rate (“SOFR Rate”) plus 2.50% per annum, or (ii) two and one-half percent (2.50%) per annum. If, at any time, Comerica Bank determines that it is unable to determine or ascertain the SOFR Rate for any day, the Prime Referenced Rate for each such day shall be the Prime Rate in effect at such time, but not less than two and one-half percent (2.50%) per annum.

To meet our obligations as they come due, we need to increase our operating cash flows and/or obtain additional sources of debt or equity financing. To improve operations and cash flows, we have taken and continue to take measures to improve our liquidity and increase our cash flow through cost-cutting programs. Based on our current and projected level of operations, we believe that future cash flows from operating activities, our existing cash and cash equivalents and our borrowing capacity under our Credit Facility will be sufficient to meet our working capital and capital expenditure needs for at least the next 12 months from the date of this filing. Our future capital requirements will depend on many factors, including our revenue growth rate, subscription renewal activity, sales and marketing activities, the timing and extent of spending to support development efforts, the introduction of platform enhancements, and the continuing market adoption of our platform. We may continue to enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. If we are unable to raise additional capital when desired, our business, operating results and financial condition would be adversely affected.

Contractual Obligations and Commitments
Our principal contractual obligations and commitments consist of operating leases for office space and debt. For more information regarding our obligations for leases and debt, refer to Notes 7 and 9, respectively, in our Condensed consolidated financial statements included in Part I, Item 1.

Cash Flows
The following table summarizes our cash flows for the periods presented:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash provided by (used in) operating activities	$1,943	$(3,416)
Net cash used in investing activities	(1,582)	(1,762)
Net cash provided by (used in) financing activities	(1,273)	41

Cash Flows from Operating Activities
Cash provided by operating activities for the three months ended March 31, 2023 was $1.9 million, which primarily consisted of a net loss of $3.1 million, adjusted for non-cash items of $1.8 million and a net change in net operating assets and liabilities of $2.8 million. The non-cash charges primarily consisted of $1.2 million in depreciation and amortization, $0.4 million in stock-based compensation expense, $0.4 million in non-cash operating lease expense, and $0.2 million in amortization of capitalized sales commissions. The primary drivers of changes in operating assets and liabilities related to an decrease of $0.8 million in accounts receivable, $0.9 million in prepaid expenses and other current assets, $1.0 million in accounts payable, $2.1 million in accrued expenses and other current liabilities, $0.4 million in operating lease liabilities offset by an increase of $0.5 million in customer deposits, $0.1 million in capitalized sales commissions and $5.1 million in deferred revenue.

Cash used in operating activities for the three months ended March 31, 2022 was $3.4 million, which primarily consisted of a net loss of $6.5 million, adjusted for non-cash items of $1.7 million and a net change in net operating assets and liabilities of $1.3 million. The non-cash charges primarily consisted of $0.7 million in depreciation and amortization, $0.6 million in stock-based compensation expense and $0.3 million in non-cash operating lease expense. The primary drivers of changes in operating assets and liabilities related to an increase of $3.5 million in deferred revenue, a decrease of $0.8 million in accounts receivable, and an increase of $0.2 million in accrued expenses and other current liabilities. This was partially offset by a decrease of $1.1 million in customer deposits, a decrease of $1.0 million in trade payables, an increase of $0.7 million in prepaid expenses and other current assets, and a decrease of $0.4 million in operating lease liabilities.

Cash Flows from Investing Activities
Cash used in investing activities for the three months ended March 31, 2023 was $1.6 million, which consisted of $1.5 million in capitalized software development costs and $0.1 million for purchases of property and equipment.

Cash used in investing activities for the three months ended March 31, 2022 was $1.8 million, which primarily consisted of $1.7 million in capitalized software development costs and $0.1 million for purchases of property and equipment.

Cash Flows from Financing Activities
Cash used in financing activities for the three months ended March 31, 2023 was $1.3 million which consisted mainly of gross proceeds of $7.5 million from borrowings under the Credit Facility and corresponding repayments of $8.8 million.

Cash provided by financing activities for the three months ended March 31, 2022 was from proceeds from exercise of stock options.

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
There have been no significant changes in our critical accounting policies or estimates from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2022.
Recent Accounting Pronouncements
For a description of our recently adopted accounting pronouncements and recently issued accounting standards not yet adopted, refer to Note 2 to our Condensed consolidated financial statements included in Part I, Item 1.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation and supervision of our Chief Executive Officer and our Vice President, Finance and Controller have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are required to be filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. The design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our Chief Executive Officer and Vice President, Finance and Controller have concluded that, that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
The Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s CDIs, can be affected by a number of factors, whether currently known or unknown, including those described in Part I, Item 1A of the 2022 Form 10-K under the heading “Risk Factors.” When any one or more of these risks materialize from time to time, the Company’s business, reputation, results of operations and financial condition, as well as the price of the Company’s stock, can be materially and adversely affected. There have been no material changes to the Company’s risk factors since the 2022 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not applicable
Item 5. Other Information
None

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed herewith	Form	File No.	Filing Date
10.14	Amendment No. 5 to Revolving Credit and Security Agreement, dated January 19, 2023, by and between the Company and Comerica Bank		10-K	000-56464	2/28/2023
10.15	Amendment No. 6 to Revolving Credit and Security Agreement, dated February 23, 2023, by and between the Company and Comerica Bank		10-K	000-56464	2/28/2023
31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a), As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32*	Certification of the Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following financial information from Workiva Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Changes in Stockholders Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

LIMEADE, INC.

	By:	/s/ Henry Albrecht
		Name:	Henry Albrecht
Date: May 15, 2023		Title:	Chief Executive Officer

	By:	/s/ Paul Crick
		Name:	Paul Crick
Date: May 15, 2023		Title:	VP Finance and Controller